Form 10-Q
period 2008-03-31
STI GROUP INC
filed 2008-05-28
CIK 1399390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from    to

Commission file number 333-142911

STI GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	35-2065470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30950 Rancho Viejo Road Suite 120 San Juan Capistrano, CA	92675
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 260-0150

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☐

Non-accelerated Filer ☐ Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of May 28, 2008
Common Stock, $.001 par value	14,860,000

STI GROUP, INC.

Form 10-Q

INDEX

		PAGE
		NUMBER

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements	4

	Consolidated Balance Sheets at March 31, 2008 (Unaudited)
	and December 31, 2007	4

	Consolidated Statements of Operations (Unaudited)
	for the three months ended March 31, 2008 and 2007	5

	Consolidated Statements of Cash Flows (Unaudited)
	for the three months ended March 31, 2008 and 2007	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4T	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3	Defaults Upon Senior Securities	28

Item 4	Submission of Matters to a Vote of Security Holders	28

Item 5	Other Information	28

Item 6	Exhibits	28

Signature		29

EXHIBITS:

EX - 31.1 Certification Pursuant to Section 302
EX - 32.1 Certification Pursuant to Section 906

ITEM 1: FINANCIAL STATEMENTS
STI GROUP, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2008	2007
	(unaudited)

Current assets:
Cash	$121,801	$21,644
Accounts receivable, net	251,558	676,315
Note receivable - related party	133,598	150,884
Prepaid expenses and other current assets	5,726	970

Total current assets	512,683	849,813

Deferred financing costs, net	8,527	9,778

Total assets	$521,210	$859,591

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$503,336	$623,856
Due to related parties	7,000	36,000
Sales tax payable	5,349	13,994
Accrued expenses	156,651	151,679
Convertible notes payable, net of discount of $426,555 and $489,054, respectively	323,445	260,946
Derivative liabilities	1,279,488	1,294,161

Total current liabilities	2,275,269	2,380,636

Warrant liabilities	147,838	148,191

Total liabilities	2,423,107	2,528,827

Commitments and contingencies

Stockholders’ deficit:
Series A convertible preferred stock; $0.001 par value; liquidation preference ($9,731,000 at March 31, 2008) of $100 per share plus accrued but unpaid dividends; 100,000 shares authorized; 90,800 shares issued and outstanding at March 31, 2008 and December 31, 2007	91	91
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 14,860,000 shares issued and outstanding	14,860	14,860
Additional paid-in capital	80,802	73,514
Accumulated deficit	(1,997,650)	(1,757,701)

Total stockholders’ deficit	(1,901,897)	(1,669,236)

Total liabilities and stockholders’ deficit	$521,210	$859,591

See accompanying notes to consolidated financial statements

STI GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2008	March 31, 2007

Net revenues	$819,881	$487,288
Cost of revenues	728,261	364,262

Gross profit	91,620	123,026

Selling, general and administrative expenses	267,775	278,604

Loss from operations	(176,155)	(155,578)

Other income (expense)
Change in fair value of derivative and warrant liabilities	15,026	(13,161)
Interest expense, net	(78,820)	(72,968)
Total other expense, net	(63,794)	(86,129)

Loss before provision for income taxes	(239,949)	(241,707)

Provision for income taxes	-	-

Net loss	$(239,949)	$(241,707)

Net loss per share:
Basic	$(0.02)	$(0.11)
Diluted	$(0.02)	$(0.11)

Weighted average shares outstanding:
Basic	14,860,000	2,286,154
Diluted	14,860,000	2,286,154

See accompanying notes to consolidated financial statements

STI GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(239,949)	$(241,707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivative and warrant liabilities	(15,026)	13,161
Amortization of discount on convertible notes payable	62,499	62,500
Amortization of deferred financing costs	1,251	1,250
Accrued interest income added to principal	(2,714)	(2,261)
Stock compensation	7,288	-
Management fee applied against note receivable - related party	20,000
Changes in operating assets and liabilities:
Accounts receivable	424,757	425,610
Prepaid expenses and other current assets	(4,756)	(18,138)
Accounts payable and accrued expenses	(124,193)	(288,987)
Due to related parties	(29,000)	(20,000)

Net cash provided by (used in) operating activities	100,157	(68,572)

Cash flows used in investing activities:
Issuance of note receivable - related party	-	(152,589)
Net cash used in investing activities	-	(152,589)

Net increase (decrease) in cash	100,157	(221,161)

Cash, beginning of period	21,644	286,557

Cash, end of period	$121,801	$65,396

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,693	$-

See accompanying notes to consolidated financial statements

STI GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1. BACKGROUND, ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 8-03 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Registration Statement on Form S-1 filed with the SEC on April 2, 2008. The accompanying consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of the results for the entire fiscal year.

Organization

The predecessor to STI Group, Inc., MAS Acquisition VIII Corp. (“MAS”), was originally incorporated in October 1996 in the state of Indiana. MAS commenced operations in December 1999 upon the acquisition of NetStaff, Inc., an Internet-based business-to-business electronic commerce company. In May 2002, MAS changed its focus and became a provider of business consulting and technology service solutions for the financial services industry. In July 2002, MAS reincorporated as Financial Systems Group, Inc. (“FSG”) in the state of Delaware. Subsequently, all operations were discontinued and there were no operations until December 15, 2006, as discussed below.

On December 15, 2006, FSG acquired Solana Technologies, Inc. (“STI”). In the acquisition, FSG issued 60,000 shares of its Series A Preferred Stock to the shareholders of STI in exchange for all of STI’s common stock. In connection with a concurrent December 2006 secured convertible note financing, the Company agreed to exchange the principal amount of outstanding secured convertible notes issued by the Company to the investors in a prior financing and other securities of the Company for 20,000 shares of its Series A Preferred Stock and in consideration of the investors agreeing to waive all claims, defaults interest, penalties, fees, charges or other obligations accrued or owed by the Company to the investors in connection with the prior financing. As a result of the foregoing transactions, FSG experienced a change in voting control, senior management and its Board of Directors. Accordingly, the acquisition was accounted for as a reverse merger accompanied by a recapitalization in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Accounting for Business Combinations. Accordingly, STI was deemed to be the accounting acquirer and surviving company for accounting purposes. The accompanying consolidated financial statements are the historical financial statements of STI and reflect the results of operations of STI from September 18, 2006, the date of inception of STI, through March 31, 2008.

Subsequently, the consolidated entity (the “Company”) changed its name to STI Group, Inc.

The Company provides a full range of services in the areas of network design and engineering, including hardware and software, security, project management and maintenance and support services. The Company provides these services to governmental and domestic public safety agencies and small to large domestic commercial businesses in the United States, in the communications, energy, financial services, education, healthcare, manufacturing, retail and transportation sectors.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of the Company and its subsidiary STI. All intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $1,997,650 at March 31, 2008 and, as of March 31, 2008, the Company’s current liabilities exceeded its current assets by $1,762,586. In addition, at March 31, 2008, the Company was in default on its convertible notes payable (see Note 5). Although no note holder has sent the Company a notice of acceleration of amounts owed under the secured convertible notes, there can be no assurance that the note holders will not take such action in the future.  In the event of any acceleration of these obligations, or if the Company is unable to raise enough money to cover the amounts payable, it may be forced to restructure, file for bankruptcy, sell assets or cease operations.

Management has taken various steps to revise its operating and financial requirements. On December 15, 2006, the Company entered into a convertible note payable with certain investors for the sale of $750,000 of callable secured convertible term notes that mature three years from the date of issuance and warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share for a period of seven years (see Note 5). Management has also devoted considerable effort during the year ended December 31, 2007 and the three months ended March 31, 2008 towards management of liabilities and improvement of the Company’s operations. Management believes these steps will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the collectibility of receivables, the valuation of common and preferred stock, the valuation of derivative and warrant liabilities, and the valuation allowance of the deferred tax asset. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts receivable, note receivable from related party, accounts payable, accrued expenses, convertible notes payable and amounts due to related parties. Pursuant to SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments, except for convertible notes payable, to approximate their fair values due to their short maturities. The fair value of the convertible notes payable approximates their carrying values based on rates currently available to the Company for similar instruments.

Concentrations of Credit Risk

The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At various times during the period ended March 31, 2008, the Company’s cash balances exceeded the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

Customer Concentrations

As of March 31, 2008 three customers comprised 49% of the Company’s accounts receivable and these three customers accounted for 51% of the net revenues for the three months ended March 31, 2008.

As of December 31, 2007, three customers comprised 46% of the Company’s accounts receivable. Three customers accounted for 42% of the net revenues for the three months ended March 31, 2007.

A significant portion of the Company’s business is located in southern California and is subject to economic conditions and regulations in this geographic area.

Accounts Receivable

Accounts receivable consist of amounts billed to customers upon performance of services or delivery of goods and expenses incurred by the Company but not yet billed to customers for consulting services. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified. The allowance for doubtful accounts totaled $9,864 as of March 31, 2008 and December 31, 2007, respectively.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with obtaining debt financing and are capitalized and amortized over the term of the related debt instrument using the straight-line method, which approximates the effective interest method (see Note 4).

Beneficial Conversion Feature

The Company has debt with conversion options that provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature (“BCF”), which is recorded by the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5 (“EITF 98-5”), Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.

If a BCF exists, the Company records it as a debt discount. Debt discounts are amortized to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the Callable Secured Convertible Term Notes (the “Notes”) entered into on December 15, 2006 (see Note 5). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. As of March 31, 2008, there were no non-employee options and warrants other than those issued in connection with the Notes. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. The embedded derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions for 2008 and 2007, respectively: dividend yield of 0% and 0%; annual volatility of 205% and 205%; and risk free interest rates ranging from 1.62% to 2.67% and 5.0% as well as probability analysis related to trading volume restrictions and other factors.

Revenue Recognition

The Company’s revenues consist primarily of network software/hardware products and professional consulting and training services. For these sales, the Company utilizes written contracts or purchase orders as the means to establish the terms and conditions upon which its products and services are sold to its end customers.

For sales of network hardware and software products, revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, as revised by SAB 104. Accordingly, revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by the Company exist and collectibility of the receivable is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Revenues and costs of revenues from consulting or training contracts are recognized during the period in which the service is performed.

In accordance with EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), revenues are reported net of sales taxes collected.

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, Earnings Per Share (“EPS”). SFAS No. 128 provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Such amounts include shares potentially issuable pursuant to the Notes and the attached warrants and the convertible preferred stock (see Notes 5 and 8). For the years ended December 31, 2007 and 2006, basic and diluted loss per share are the same as the potentially dilutive shares were excluded from diluted loss per share as their effect would be anti-dilutive for the years then ended. Had such shares been included in diluted EPS, they would have resulted in weighted-average common shares of 597,364,121 and 512,802,788 for the three months ended March 31, 2008 and 2007, respectively.

Issuance of Shares for Non-Cash Consideration

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Stock-Based Compensation

At March 31, 2008, the Company has one stock-based compensation plan.

Upon inception, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three months ended March 31, 2008 included compensation expense for the share-based payment awards granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2008 of 0% was based on estimated future employee forfeitures. There was no stock-based compensation expense for the three months ended March 31, 2007.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended March 31, 2008.

Description of Plan

The Company’s 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Board of Directors and approved by the Company’s stockholders in May 2007. The Company has initially reserved 6,000,000 shares of common stock for issuance under the 2007 Plan. Awards under the 2007 Plan may be made in the form of (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) performance shares; or (vi) any combination of the foregoing. No incentive stock options may be granted more than ten years after May 7, 2007. As of March 31, 2008, the Company has approximately 3,028,000 shares available for future issuances.

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model even though the model was developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of comparable publicly traded companies as the Company’s stock is not traded. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

A summary of option activity as of March 31, 2008 and changes during the three month period then ended, is presented as below:

		Weighted-Average
			Remaining
			Contractual	Aggregate
	Number of	Exercise	Term (in	Intrinsic
	Shares	Price	Years)	Value

Outstanding at January 1, 2008	2,972,000	$0.025	4.36	$-
Granted	-	$-
Forfeited	-	$-
Exercised	-	$-
Outstanding at March 31, 2008	2,972,000	$0.025	4.11	$-

Vested and expected to vest
at March 31, 2008	2,972,000	$0.025	4.11	$-

Exercisable at March 31, 2008	2,080,400	$0.025	4.11	$-

There were no options granted during the three months ended March 31, 2008 and 2007, respectively.  Upon the exercise of options, the Company issues new shares from its authorized shares.

As of March 31, 2008, there was $21,863 of total unrecognized compensation cost, net of forfeitures, related to employee stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 0.75 weighted average years. The total fair value of shares vested during the three months ended March 31, 2008 was $7,288 which was recorded as selling, general and administrative expense in the accompanying consolidated statement of operations.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Recently Adopted Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) EITF Issue No. 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in FSP 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company entered into a Registration Rights Agreement on December 15, 2006 (see Note 5). All of the Company’s obligations under the Registration Rights Agreement, as amended, have been met and the Company has determined that no accrual is necessary as of March 31, 2008 as it is not considered probable that the Company will make any payments under the applicable provisions of the Registration Rights Agreement.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted the provisions of FIN 48 as of January 1, 2007, and believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Recent Accounting Pronouncements

In September 2006, the FASB adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement. As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of nonperformance for a liability. The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 related to financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its future consolidated financial statements related to non-financial assets and liabilities.

On February 15, 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, an amendment to SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available for sale or trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company will adopt this standard in fiscal 2009.  The Company is currently evaluating the potential impact of the adoption of SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2009.  The Company is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for the quarter ending March 31, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 161.

NOTE 3. NOTE RECEIVABLE - RELATED PARTY

The Company has a revolving note receivable from Strands Management Company, LLC (“Strands”), formerly known as Monarch Bay Management Company, LLC. David Walters, the Company’s chief executive officer and chairman of the board, is a 50% owner of Strands. The note receivable is intended to provide working capital to Strands, as needed, in amounts up to $500,000. The note bears interest at the greater of 8% or $150 per annum and matures on December 31, 2008. In the event of default, the interest rate may increase by 3% at the option of the Company. The balance of the note receivable as of March 31, 2008 was $132,725, plus accrued interest receivable of $873. Interest income on the note receivable was $2,714 for the three months ended March 31, 2008. Interest income on the note receivable was $2,261 for the three months ended March 31, 2007.

NOTE 4. DEFERRED FINANCING COSTS

Deferred financing costs as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007

Legal Fees	$15,000	$15,000
Accumulated amortization	(6,473)	(5,222)
	$8,527	$9,778

Amortization of deferred financing costs was $1,251 and $1,250 for the three months ended March 31, 2008 and 2007, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

NOTE 5. CONVERTIBLE NOTES PAYABLE

On December 15, 2006, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the “Investors”) for the sale of (i) $750,000 in Notes that mature three years from the date of issuance and (ii) warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share.

The Notes bear interest at 6% per annum. However, no interest will be due and payable for any month in which the intraday trading price as quoted on the Over-the-Counter Bulletin Board (“OTCBB”) is greater than $0.025 for each trading day during the month.

The Notes are convertible into the Company’s common stock, at the Investors’ option, at the lower of $0.025 per share or the variable conversion price (the “Variable Price”) of 50% of the average of the three lowest intraday trading prices for the common stock as quoted on the OTCBB for the 20 trading days preceding, but not including, the conversion date. The Variable Price will increase to 55% in the event that a registration statement is filed registering the shares of common stock issuable to the Investors pursuant to the SPA on or before April 30, 2007, and will increase to 60% in the event the registration statement becomes effective on or before September 30, 2007. On November 6, 2007, the Company entered into an amendment to the SPA which extended the dates by which the Company must file a registration statement and obtain the effectiveness of the registration statement covering the resale of the shares of its common stock issuable upon conversion of the secured convertible notes and the exercise of the warrants to May 31, 2007 and June 30, 2008, respectively. On April 15, 2008, the registration statement covering a portion of the shares issuable under the SPA was declared effective. If, after receipt of a notice of conversion, there are not sufficient authorized but unissued shares to effect such conversion, the Variable Price will be the lower of 50% of the average of the three lowest intraday trading prices for the common stock as quoted on the OTCBB for the 20 days preceding (i) the date on which the notice of conversion is given and (ii) the date on which the Company has sufficient authorized shares to effect the conversion.

In the event that the Company’s shares of common stock are trading at or below $0.025 and subject to certain conditions, the Company has the right to prepay the Notes at 130% of the outstanding principal balance plus accrued interest, default interest, if any, and any other amounts due and payable under various damages provisions in the SPA.

In the event that the Company’s shares of common stock are trading at an average daily trading price of the volume weighted average price for the five days immediately preceding December 15, 2006 ($0.025) for each day of the month ending on the date of prepayment, the Company may prepay a portion of the outstanding principal balance multiplied by 102% plus the interest due on the Notes for the following month. In such event, the Investors may not convert the Notes in the month subsequent to the prepayment.

If the shares of common stock pursuant to a conversion are not delivered to the Investors within two days from the date the conversion notice is given for any reason other than the deficiency in the number of authorized shares to effect the conversion, the Company will pay to the Investors a penalty of $2,000 per day. The penalty is payable in cash or may be added to the principal balance at the option of the Investors. Any amounts added to the principal balance will be convertible into shares of common stock in accordance with the terms of the Notes.

In addition, upon a conversion default, the Company shall pay the Investors interest at the rate of 15% on all outstanding principal, accrued interest and default interest (if any) from the date of default until the date there are sufficient authorized shares.

In the event the Investors have converted 19.99% of the number of shares of common stock outstanding on December 15, 2006, the Company must either eliminate the prohibition on conversions in excess of 19.99% or pay to the Investors 130% of the principal outstanding at that time plus accrued interest and default interest, if any.

The Company granted the Investors a security interest in substantially all of its assets and intellectual property. The Company was also required to file a registration statement with the Securities and Exchange Commission by April 30, 2007 to register the shares of common stock underlying the Notes and the warrants. The Company entered into an amendment to the SPA which extended the date to file a registration statement to May 31, 2007. If the registration statement is not declared effective by June 30, 2008, the Company will be required to pay a penalty to the Investors of 0.002% of the outstanding principal balance on the Notes per month or the pro rata portion thereof until the registration statement is declared effective. Such payment shall be paid in cash or shares of common stock at the option of the Company. On April 15, 2008, the registration statement covering a portion of the shares issuable under the SPA was declared effective. In the event the Company breaches any representation or warranty in the SPA, the Company is required to pay a penalty in shares or cash, at the election of the Investors, in an amount equal to 3% of the outstanding principal amount of the Notes per month plus accrued and unpaid interest.

The full principal amount of the Notes is due upon a default under the terms of the SPA at the greater of (i) 130% of the outstanding principal balance plus accrued interest and default interest, if any or (ii) the highest number of shares of common stock issuable on conversion treating the trading day immediately preceding the date of default as the conversion date for purposes of determining the lowest applicable conversion price.

In conjunction with the Notes, the Company issued warrants to purchase 6,000,000 shares of its common stock. The warrants are exercisable until seven years from the date of issuance at an exercise price of $0.03 per share. The Investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Investors exercise the warrants on a cashless basis, the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the Notes issued pursuant to the SPA. In addition to all other available remedies at law or in equity, if the Company fails to deliver certificates for the shares of common stock underlying the warrants within three business days after the warrant is exercised, then the Company shall pay to the holder in cash a penalty (the “Penalty”) equal to 2% of the number of shares of common stock to which the holder is entitled multiplied by the average of the last reported trading prices for the five trading days preceding the exercise date for each day that the Company fails to deliver certificates for the shares of common stock underlying the warrants.

The Investors have agreed to restrict their ability to convert their Notes or exercise their warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

The Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause. These features are described below, as follows:

•	The Notes’ conversion features are identified as embedded derivatives and have been bifurcated and recorded on the Company’s consolidated balance sheet at their fair value;
•
The Company has a partial call option to allow the Company to pre-empt the conversion of the Notes in a given month, which is identified as an embedded derivative but has a nominal value and has not been included in this analysis;

•
Annual interest on the Notes is equal to 6% provided that no interest shall be due and payable for any month in which the Company’s trading price is greater than $0.025 for each trading day of the month, which potential interest rate reduction is identified as an embedded derivative but has a nominal value and has not been included in this analysis;

•
The Notes contain a non-standard anti-dilution provision which provides for an adjustment of the fixed conversion price in the event the Company issues or grants any warrants, rights or options at a price less than the fixed conversion price then in effect, which is identified as an embedded derivative but has a nominal value and has not been included in this analysis;

•
The SPA includes a penalty provision based on any failure to meet registration requirements for shares issuable under the conversion of the note or exercise of the warrants, which represents an embedded derivative, but such derivative has not been included in this analysis at December 31, 2007 because this derivative has a nominal value and the Company’s assessment of the likelihood of not meeting the registration requirements is remote; and

•
The SPA contains certain events of default including not having adequate shares registered to effectuate allowable conversions; in that event, the Company is required to pay a conversion default payment at 15% interest, which is identified as an embedded derivative but has a nominal value and has not been included in this analysis.

The initial fair value assigned to the embedded derivatives was $1,324,777, which consisted of the fair values of the conversion-related derivatives of $1,175,945 and the fair value of the warrants of $148,832. The Company recorded the first $750,000 of fair value of the derivatives and warrants to debt discount (equal to the total proceeds received as of December 31, 2006), which will be amortized to interest expense over the term of the Notes. The remaining balance of $574,777 was recorded as interest expense for the period ended December 31, 2006.

As of March 31, 2008, the carrying amount of the Notes was $323,445, net of the unamortized debt discount of $426,555. Interest expense on the Notes totaled $77,011 for the three months ended March 31, 2008, which consisted of the amortization of the debt discount of $62,499, amortization of debt issuance costs of $1,251 and interest accrued at the face rate of $11,219 plus $2,042 of default interest as the Company failed to make the quarterly interest payments (see below). Interest expense on the Notes totaled $74,846 for the three months ended March 31, 2007, which consisted of the amortization of the debt discount of $62,500, amortization of debt issuance costs of $1,250 and interest accrued at the face rate of $11,096.

The Company is not in compliance with the obligation to pay interest when due on the Notes. The Notes provide for a default interest rate of 15% per annum on the outstanding due but unpaid interest amounts. As of March 31, 2008, the Company has accrued $5,979 in default interest under the Notes. The failure to comply with the obligations relating to these Notes exposes the Company to demands for immediate repayment at a 30% premium to the sum of the outstanding principal, interest, and default interest (as of March 31, 2008, this amount would be $1,058,422). As the Company is in default of its obligations under its convertible notes payable as of March 31, 2008 and December 31, 2007, all principal and accrued interest, and related derivative liabilities related to the convertible notes payable have been classified as current liabilities in the accompanying consolidated balance sheets at March 31, 2008 and December 31, 2007.

The changes in the fair value of the derivative and warrant liabilities for the three months ended March 31, 2008 and 2007 have been reflected on the consolidated statements of operations.

The market price of the Company’s common stock significantly impacts the extent to which the Company may be required or may be permitted to convert the unrestricted and restricted portions of the Notes into shares of the Company’s common stock. The lower the market price of the Company’s common stock at the respective times of conversion, the more shares the Company will need to issue to convert the principal and interest payments then due on the Notes. If the market price of the Company’s common stock falls below certain thresholds, the Company will be unable to convert any such repayments of principal and interest into equity, and the Company will be forced to make such repayments in cash. The Company’s operations could be materially adversely impacted if the Company is forced to make repeated cash payments on the Notes.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company conducts its operations in a facility leased under the terms of a non-cancelable operating lease at a monthly rent of $3,800 through December 31, 2008. Rent expense for the leased facility was $11,400 for the three months ended March 31, 2008 and 2007, respectively.

Consulting Agreements

The Company has entered into a variety of consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for expense reimbursement and various payments upon performance of services.

Legal Services Agreement

On October 1, 2006, the Company entered into an agreement for legal services to be performed through December 31, 2007. The term will automatically be extended for successive three-month periods unless either party gives written notice within 90 days of the expiration of the term or extended term. The agreement requires monthly payments of $3,000. In addition, the attorney will earn a fee equal to the greater $15,000 or 0.5% of the amount of any completed financing or re-financing transaction and 1.0% of the acquisition price of any completed merger or acquisition. During the three months ended March 31, 2008 and 2007, the Company incurred $9,000 in connection with the agreement which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Indemnities and Guarantees

The Company has an indemnification agreement with David Walters, its majority beneficial shareholder (see Note 8) and chief executive officer, under which the Company will indemnify him to the fullest extent permitted by law in connection with his provision of services to the Company. Specifically, the Company is obligated to indemnify him for the following:
•	Acts, omissions or transactions for which he is prohibited from receiving indemnification under applicable law.
•
Claims initiated or brought voluntarily by him and not by way of defense, except for claims brought to establish or enforce a right to indemnification or in specific cases if the Board of Directors has approved the initiation or bringing of such claim, or as otherwise required under the Delaware General Corporation Law, regardless of whether he ultimately is determined to be entitled to such indemnification, advance expense payment or insurance recovery, as the case may be.

•
Any proceeding instituted by him to enforce or interpret his indemnification agreement, if a court of competent jurisdiction determines that each of the material assertions made by him in such proceeding was not made in good faith or was frivolous.

•	Violations of Section 16(b) of the Exchange Act or any similar successor statute.

The Company has also made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees, consultants and agents, as permitted under the laws of the State of Delaware. In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. Pursuant to the terms of the Notes, the Company is also required to indemnify the Investors for damages resulting from various circumstances, including breach of representation or warranty. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.

Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

NOTE 7. STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

The Company is authorized to issue up to 20 million shares of preferred stock, of which 100,000 shares have been designated as Series A preferred stock with a par value of $0.001 per share. Holders of Series A preferred stock are entitled to receive cumulative dividends of $6.00 per share per annum, payable quarterly, when and if declared by the board of directors, prior to and in preference to any declaration or payment of a dividend, other than dividends payable in shares of common stock. Holders of Series A preferred stock are also entitled to a liquidation preference of $100 per share plus accrued but unpaid dividends to be paid prior to any distributions to the holder of common stock. Each share of Series A preferred stock is convertible into the number of common shares determined by dividing the liquidation preference plus any accrued but unpaid dividends divided by the conversion price. The conversion price is the lesser of (i) $0.025 or (ii) 75% of the average of the three lowest trading prices of the common stock for the 20 trading days ending one day prior to the conversion. The holders of Series A preferred stock have the right to convert their shares such that the holder would not beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the conversion. Each holder of Series A preferred stock is entitled to vote on all matters and shall be entitled to the number of votes per share a holder of the common stock into which the Series A preferred stock is convertible, taking into account the applicable ownership limitations. So long as 50% of the issued Series A preferred shares are outstanding, the Company must first obtain the approval of the Series A preferred stockholders to change the capital structure of the Company, pay dividends or sell or encumber a substantial amount of the Company’s property.

Common Stock

The Company is authorized to issue up to 1,000,000,000 shares of its $0.001 par value common stock. Holders of common stock are entitled to one vote per share and may participate ratably in dividends when and if declared by the board of directors.

Warrants

See Note 5.

NOTE 8. RELATED PARTY TRANSACTIONS

On October 1, 2006, the Company entered into an agreement with Monarch Bay Capital Group (“MBCG”) for corporate development and chief financial officer services at the rate of $20,000 per month plus reimbursement of certain out-of-pocket expenses. The initial term of the agreement expires on December 31, 2008 and continues thereafter on a month-to-month basis unless terminated by either party. On May 1, 2007, this agreement was terminated by mutual consent. The Company incurred $60,000 under the terms of the agreement for the three months ended March 31, 2007 which is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations. No amounts were outstanding as of December 31, 2007.

On February 1, 2007, the Company entered into an agreement with Strands for corporate development strategy and execution services and for chief financial officer services. Under the agreement with Strands, the Company will pay to Strands a fee of 5% of the Company’s total revenue from any product development relationship, licensing relationship, distribution relationship or any other similar transaction or relationship involving the Company and a partner or customer introduced by Strands. The fee will be due and payable in cash when the associated revenue from the transaction is collected by the Company. The initial term of the agreement expires on December 31, 2008 and continues thereafter on a month-to-month basis unless terminated by either party. On May 1, 2007, this agreement was terminated by mutual consent. No amounts were incurred or paid under this agreement during the three month periods in 2007 or 2008.

On May 1, 2007, the Company entered into a Support Services Agreement with Strands. Under the Support Services Agreement, Strands will provide the Company with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties. As a retainer for the services provided by Strands under the Support Services Agreement, the Company issued to Strands 5,000 shares of its Series A Preferred Stock. The Company will also pay to Strands monthly cash fees of $22,000 for the services. In addition, Strands will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to the Company by Strands and (b) 20% of the savings to the Company from any creditor debt reduction resolved by Strands on behalf of the Company. The initial term of the Support Services Agreement expired May 1, 2008. This agreement was renewed on May 1, 2008 (see Note 11). The Company incurred $66,000 and $0 under the terms of the agreement for the three months ended March 31, 2008 and 2007, respectively, which is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations. The March 2008 fee of $22,000 was not paid to Strands, rather the fee was applied to outstanding interest and principal due on the revolving note receivable due from Strands (see Note 3). No amounts were outstanding under this agreement as of March 31, 2008.

On May 1, 2007, the Company entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates (“MBA”). MBA is a FINRA member firm. David Walters, the Company’s chief executive officer and chairman of the board, is a 50% owner of MBA. Under the agreement, MBA will act as the Company’s placement agent on an exclusive basis with respect to private placements of the Company’s capital stock and as the Company’s exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions. As a retainer for the services provided by MBA under the Placement Agency and Advisory Services Agreement, the Company issued to MBA 5,000 shares of its Series A Preferred Stock. In addition, MBA will receive fees equal to (a) 9% of the gross proceeds raised by the Company in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by the Company in connection with the private placement) and (b) a success fee equal to 3% of the total consideration paid or received by the Company or stockholders in an acquisition, merger, joint venture or similar transaction. The initial term of the Placement Agency and Advisory Services Agreement expired May 1, 2008. This agreement was renewed on May 1, 2008 (see Note 11). No amounts were incurred under the terms of the agreement during the three months ended March 31, 2008.

In March 2008, the Company entered into a quarterly engagement agreement with Strands to perform valuation services on the embedded derivative features within the convertibles notes. The Company incurred $3,500 for services performed under this agreement during the three months ended March 31, 2008. Amounts outstanding under these agreements totaled $7,000 and $3,500 as of March 31, 2008 and December 31, 2007, respectively.

On December 28, 2007, the Company borrowed $29,000 from Service Advantage International, Inc. (“SAI”) for working capital purposes. Keith Moore beneficially owns 49.5% of SAI. The Company incurred interest at the rate of 14.25% per annum. As of December 31, 2007, accrued interest payable on the loan was $34 and is included in accrued expenses in the accompanying consolidated balance sheet. Interest expense on this loan was $604 for the three months ended March 31, 2008. The outstanding balance and accrued interest was repaid in full on February 28, 2008.

NOTE 9. EMPLOYEE SAVINGS PLAN

During 2007, the Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 90% of their salary, subject to annual limits. The Company, at its option, may make contributions under the plan. The Company did not make any contributions to the plan during 2007 or 2008.

NOTE 10. SUBSEQUENT EVENTS

On May 1, 2008, the Company renewed the Support Services Agreement with Strands. Under the renewed Support Services Agreement, Strands will provide the Company with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties. As a retainer for the services provided by Strands under the renewed Support Services Agreement, the Company issued to Strands 5,000 shares of its Series A Preferred Stock (see Note 7). The Company will pay to Strands monthly cash fees of $23,100 for the services. In addition, Strands will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to the Company by Strands and (b) 20% of the savings to the Company from any creditor debt reduction resolved by Strands on behalf of the Company. The renewed Support Services Agreement expires May 1, 2009.

On May 1, 2008, the Company renewed the Placement Agency and Advisory Services Agreement with MBA. As a retainer for the services provided by MBA under the renewed Placement Agency and Advisory Services Agreement, the Company issued to MBA 5,000 shares of its Series A Preferred Stock (see Note 7). In addition, MBA will receive fees equal to (a) 9% of the gross proceeds raised by the Company in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by the Company in connection with the private placement) and (b) a success fee equal to 3% of the total consideration paid or received by the Company or stockholders in an acquisition, merger, joint venture or similar transaction. The renewed Placement Agency and Advisory Services Agreement expires May 1, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2007 and the other financial information included elsewhere in this report and in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 2, 2008.

Information Regarding Forward-Looking Statements

Our Management’s Discussion and Analysis and Plan of Operation contains not only statements that are historical facts, but also statements that are forward-looking.

The forward-looking statements generally include our management’s plans and objectives for future operations, including plans, objectives and expectations relating to our future economic performance, business prospects, revenues, working capital, liquidity, ability to obtain financing, generation of income and actions of secured parties not to foreclose on our assets. The forward-looking statements may also relate to our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements generally can be identified by the use of the words “believe,” “intend,” “plan,” “expect,” “forecast,” “project,” “may,” “should,” “could,” “seek,” “pro forma,” “estimate,” “continue,” “anticipate” and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

- anticipated trends in our financial condition and results of operations (including expected changes in our gross margin and selling, general and administrative expenses);
- our ability to finance our working capital and other cash requirements;
- our business strategy for organic and acquired growth; and
- our ability to distinguish ourselves from our current and future competitors.

Although the forward-looking statements in this Form 10Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We provide a full range of services in the areas of network design and engineering, including hardware and software, security, project management and maintenance and support services for advanced communications networks. We provide these services to governmental and public safety agencies and medium to large commercial businesses, in the United States, in the communications, energy, financial services, education, healthcare, manufacturing, retail and transportation sectors.

Our objective is to grow our core business through a combination of internal and acquired growth. The key elements to our strategy are:

•
Further penetrate markets in which we have existing customers. We have developed relationships with customers in selected markets, such as municipal and public safety. We are using our relationships with these customers and our knowledge of their needs to attract other potential customers in these markets. We intend to use this same approach to enter new markets.

•
Exploit opportunities to sell additional products and services to our existing customers. We plan to focus our sales efforts toward our existing customers to expand the scope of the solutions we provide to them.

•	Enhance our sales and customer support infrastructure. We intend to continue making investments in our corporate infrastructure, including sales, marketing, implementation, and customer support.

•
Acquire complementary businesses and technologies. We intend to build our revenue base and solutions by selectively acquiring complementary businesses and technologies. We target companies with the following characteristics: (1) an established market presence in their respective fields, (2) a loyal customer base that can be used to sell other products and services, and (3) products and services that provide recurring, predictable service and maintenance revenue streams.

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change, or that we will succeed in achieving these goals individually or collectively.

On December 15, 2006, we acquired Solana Technologies, Inc. (“STI”). In the acquisition, we issued 60,000 shares of our Series A Preferred Stock to the shareholders of STI in exchange for all of STI’s common stock and experienced a change in voting control, senior management and the Board of Directors. As a result, the acquisition was accounted for as a reverse merger accompanied by a recapitalization in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Accounting for Business Combinations. STI was deemed to be the accounting acquirer and surviving company for accounting purposes. The accompanying consolidated financial statements are the historical financial statements of STI and reflect the results of operations of STI from September 18, 2006, the date of inception of STI through March 31, 2008.

STI provides network design, engineering, project management and maintenance and support services for advanced communications networks. The key employees of STI had operated a similar business, either on a standalone basis or as part of a larger company, since 1986, and have provided IT products and engineering services to over 1,200 companies during that time span. These employees joined STI in September of 2006 upon termination of their employment with their previous employer who was unable to meet payroll obligations or provide adequate working capital for their operation. Although STI had no customer contractual relationships at its inception, its key employees contacted prior client contacts and were able to generate immediate new contracts and revenue. We have met our initial objective of establishing a customer base for STI. We believe STI is positioned for future growth as we focus on new opportunities with larger contract revenue potential, including wireless infrastructure projects with public safety and municipalities.

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $1,997,650 at March 31, 2008 and, as of March 31, 2008, the Company’s current liabilities exceeded its current assets by $1,762,586. In addition, at March 31, 2008, the Company was in default on its convertible notes payable. Although no note holder has sent the Company a notice of acceleration of amounts owed under the secured convertible notes, there can be no assurance that the note holders will not take such action in the future.  In the event of any acceleration of these obligations, or if the Company is unable to raise enough money to cover the amounts payable, it may be forced to restructure, file for bankruptcy, sell assets or cease operations.

Management has taken various steps to revise its operating and financial requirements. On December 15, 2006, the Company entered into a convertible note payable with certain investors for the sale of $750,000 of callable secured convertible term notes that mature three years from the date of issuance and warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share for a period of seven years. Management has also devoted considerable effort during the year ended December 31, 2007 and the three months ended March 31, 2008 towards management of liabilities and improvement of the Company’s operations. Management believes these steps will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The above factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

December 2006 Secured Convertible Note Financing

In December 2006, we entered into a securities purchase agreement with four accredited investors, under which we sold for $750,000 in proceeds secured convertible notes having an aggregate principal amount of $750,000, a 6% annual interest rate (payable quarterly), and a term of three years. We also sold warrants to purchase up to an aggregate of 6,000,000 shares of our Common Stock at $0.03 per share. The four accredited investors, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC subscribed for and purchased 6.7%, 12.1%, 80.0% and 1.2%, respectively, of the total offering.

In connection with the December 2006 securities purchase agreement, the Company agreed to exchange the principal amount of outstanding secured convertible notes issued by the Company to the investors in a prior financing and other securities of the Company for 20,000 shares of our Series A Preferred Stock. In addition, the investors agreed to waive all claims, defaults, interest, penalties, fees, charges or other obligations accrued or owed by the Company to the investors in connection with the prior financing.

The secured convertible notes are convertible into our Common Stock, at the selling stockholders’ option, at the lower of (i) $0.025 or (ii) 55% of the average of the three lowest intraday trading prices for the Common Stock on a principal market for the 20 trading days before but not including the conversion date. Accordingly, there is in fact no limit on the number of shares into which the notes may be converted. There currently is no trading market for our Common Stock. Assuming the current fair market value of our Common Stock is equal to the fixed component of the conversion price ($0.025), the current applicable conversion price for the secured convertible notes is $0.01375. Based on this conversion price, the $750,000 secured convertible notes, excluding interest, were convertible into 54,545,455 shares of our Common Stock. AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of Common Stock.

There are various risks of default associated with the secured convertible notes, including the fact that the secured convertible notes become immediately due and payable upon failure to pay the principal and interest of the secured convertible notes, the failure to convert the secured convertible notes to Common Stock, the failure to obtain the effectiveness of the registration statement covering the resale of the shares of the common stock issuable upon conversion of the secured convertible notes and exercise of the warrants on or before June 30, 2008, an assignment for the benefit of the Company’s or its subsidiaries’ creditors, an application for or consent to the appointment of a receiver for the Company or its subsidiaries, any judgment against the Company in excess of $50,000, and/or any bankruptcy, insolvency, reorganization or liquidation proceedings instituted by or against the Company or its subsidiaries. If an event of default on the secured convertible notes has occurred and is continuing, the holders may demand all amounts under the notes due and payable. In that case, we would be required to pay the holders of the secured convertible notes an amount equal to the greater of (x) 130% times the sum of the outstanding amount of the secured convertible notes per month plus accrued and unpaid interest on the secured convertible notes plus any additional amounts owed to the holders of the secured convertible notes or (y) the value of the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to the amount calculated under clause (x) determined based upon the highest closing price of the Common Stock during the period beginning on the date of default and ending on the date the payment described herein. Additionally, we made certain representations and warranties and agreed to certain covenants that are customary for securities purchase agreements. In the event that we breach those representations, warranties or covenants, we will be subject to liquidated damages in the amount of 3% of the outstanding amount of the secured convertible notes per month plus accrued and unpaid interest on the secured convertible notes for breaches by us of certain representations, warranties and certain covenants. If we are unable to pay these liquidated damages we may be forced to abandon or curtail our business operations.

We are currently not in compliance with our obligation to pay interest when due on our secured convertible notes. As of March 31, 2008, we had failed to pay $58,192 in interest on the notes plus $5,979 in default interest. Our failure to comply with our obligations relating to these securities exposes us to demands for immediate repayment at a 30% premium to the sum of the outstanding principal, interest, and default interest (as of March 31, 2008, this amount would be $1,058,422).

In the December 2006 securities purchase agreement, we agreed that, without the consent of the selling stockholders, we would not obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of our Common Stock at a discount to the market price of the Common Stock on the date of issuance (taking into account the value of any warrants or options to acquire our Common Stock issued in connection therewith) or (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of Common Stock or (iii) the issuance of warrants during a “lock-up” period that lasts until 180 days following the date that the registration statement is declared effective by the Securities and Exchange Commission (plus any days in which sales cannot be made thereunder). In addition, for an additional two-year period following expiration of the “lock-up” period, we granted the selling stockholders a right to purchase any securities we propose to issue in an equity financing (including debt with an equity component). The foregoing limitations do not apply to securities issued in connection with certain underwritten public offerings, merger and acquisition activities or compensatory arrangements.

Stock Purchase Warrants

The warrants expire seven years from their date of issuance. The warrants include anti-dilution rights, whereby the exercise price of the warrants shall be adjusted in the event that the Company issues or sells any shares of the Company’s Common Stock for no consideration or consideration less than the average of the last reported sale prices for the shares of the Company’s Common Stock on the OTC Bulletin Board for the five trading days immediately preceding such date of issuance or sale. The exercise price of the warrants are also proportionately increased or decreased in the event of a reverse stock split or forward stock split, respectively. The exercise price is also adjusted pursuant to the warrants in the event the Company effects a consolidation, merger or sale of substantially all of its assets and/or if the Company declares or makes any distribution of its assets (including cash) to holders of its common stock as a partial liquidating dividend, as provided in the warrants.

The warrants also contain a cashless exercise, whereby if a registration statement covering the warrants is not effective, the warrant holders may convert the warrants into shares of the Company’s restricted Common Stock. In the event of a cashless exercise under the warrants, in lieu of paying the exercise price in cash, the selling stockholders can surrender the warrant for the number of shares of Common Stock determined by multiplying the number of warrant shares to which it would otherwise be entitled by a fraction, the numerator of which is the difference between (i) the average of the last reported sale prices for the Company’s Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise and (ii) the exercise price, and the denominator of which is the average of the last reported sale prices for the Company’s Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise . For example, if the selling stockholder is exercising 100,000 warrants with a per warrant exercise price of $0.75 per share through a cashless exercise when the average of the last reported sale prices for the Company’s Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise is $2.00 per share, then upon such cashless exercise the warrant holder will receive 62,500 shares of the Company’s Common Stock.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the collectibility of receivables, the valuation of common and preferred stock, the valuation of derivative and warrant liabilities, and the valuation allowance of the deferred tax asset. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable consist of amounts billed to customers upon performance of services or delivery of goods and expenses incurred by the Company but not yet billed to customers for consulting services. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified. The allowance for doubtful accounts totaled $9,864 as of March 31, 2008 and December 31, 2007, respectively.

Beneficial Conversion Feature

The Company has debt with conversion options that provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature (“BCF”), which is recorded by the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5 (“EITF 98-5”), Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.

If a BCF exists, the Company records it as a debt discount. Debt discounts are amortized to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

Valuation of Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the Callable Secured Convertible Term Notes (the “Notes”) entered into on December 15, 2006 . These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. As of March 31, 2008, there were no non-employee options and warrants other than those issued in connection with the Notes. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. The embedded derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions for 2008 and 2007, respectively: dividend yield of 0% and 0%; annual volatility of 205% and 205%; and risk free interest rates ranging from 1.62% to 2.67% and 5.0% as well as probability analysis related to trading volume restrictions and other factors.

Revenue Recognition

The Company’s revenues consist primarily of network software/hardware products and professional consulting and training services. For these sales, the Company utilizes written contracts or purchase orders as the means to establish the terms and conditions upon which its products and services are sold to its end customers.

For sales of network hardware and software products, revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, as revised by SAB 104. Accordingly, revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by the Company exist and collectibility of the receivable is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Revenues and costs of revenues from consulting or training contracts are recognized during the period in which the service is performed.

In accordance with EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), revenues are reported net of sales taxes collected.

Issuance of Shares for Non-Cash Consideration

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Stock-Based Compensation

At March 31, 2008, the Company has one stock-based compensation plan.

Upon inception, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three months ended March 31, 2008 included compensation expense for the share-based payment awards granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2008 of 0% was based on estimated future employee forfeitures. There was no stock-based compensation expense for the three months ended March 31, 2007.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended March 31, 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Net Revenues

Net revenues totaled $819,881 for the three months ended March 31, 2008 compared to $487,288 for the comparable period in the prior year. The $332,593 or 68% increase can be attributed to $370,070 increase in maintenance and support services partially offset by a $33,482 decrease in hardware and software sales. Hardware and software sales accounted for 38% of total revenues in the current period versus 71% in the same period in the prior year. Project management accounted for 14% of revenues during the three months ended March 31, 2008 compared to 27% in the same period in the prior year. Maintenance and support services accounted for 46% of revenues in the current period versus only 1% in the same period in the prior year. The competitive market place has put additional pressure on the pricing of the Company’s products and services, thus resulting in a decrease of hardware and software sales compared to the prior period. Additionally management has put a greater focus on building its presence in municipal and public safety markets which has increased the volatility of monthly revenues.

Cost of Revenues and Gross Profit

Cost of revenues totaled $728,261 for the three months ended March 31, 2008 compared to $364,262 in the same period in the prior year. Cost of revenues were 89% of net revenues in the current period versus 75% in the same period in the prior year. Gross profit margins were 11% of net revenues in the current period compared to 25% in the same period in the prior year. The deterioration of margin compared to the margins realized during the 2007 period can be attributed to a change in sales mix whereby a larger proportion of revenues were generated from low margin maintenance and support sales. Additionally, utilization rates of our professional staff were lower than previous periods which had an adverse impact on our professional services margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) totaled $267,775 for the three months ended March 31, 2008 compared to $278,604 for the same period in the prior year. Included within SG&A is management fees to a related party, consulting fees, legal fees, audit fees, and other expenses incurred in the normal course of operations.

Change in fair value of derivative and warrant liabilities

The decrease in the fair value of the derivative and warrant liabilities for the three months ended March 31, 2008 totaled $15,026 due to the valuation performed at the end of the period. During the same period in the prior year, the fair value of the derivative and warrant liabilities increased by $13,161.

Interest Expense, net

Interest expense, net totaled $78,820 for the three months ended March 31, 2008, which consisted of the amortization of the debt discount of $62,499, amortization of debt issuance costs of $1,251 and interest accrued at the face rate of $11,219 plus $2,042 of default interest as the Company failed to make the quarterly interest payments (see below). These amounts were partially offset by $2,714 of interest income from a note receivable from a related party. Interest expense, net totaled $72,968 for the three months ended March 31, 2007, which consisted of the amortization of the debt discount of $62,500, amortization of debt issuance costs of $1,250 and interest accrued at the face rate of $11,096. These amounts were partially offset by $2,261 of interest income from a note receivable from a related party.

Net Loss

As a result of the above, net loss was $239,949 and $241,707 for the three months ended March 31, 2008 and 2007, respectively. The net losses are mainly a result of selling, general and administrative expenses exceeding gross profit as well as the interest expense incurred on the convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since our inception and have limited financial resources until such time that we are able to generate positive cash flow from operations. We had cash of $121,801 as of March 31, 2008.

Net cash provided by operations totaled $100,157 for the three months ended March 31, 2008. This was primarily due to a net loss of $239,949, offset by the non-cash expenses of amortization of debt discount of $62,499, amortization of deferred financing costs $1,251 and a $424,757 decrease in accounts receivable.

Net cash used in operations totaled $68,572 for the three months ended March 31, 2007. This was primarily due to a net loss of $241,707, offset by the non-cash expenses of change in fair value of derivative and warrant liabilities of $13,161, amortization of debt discount of $62,500, and amortization of deferred financing costs of $1,250. Additional contributing factors were a decrease in accounts receivable partially offset by a decrease in accounts payable and accrued expenses.

Net cash used in investing activities totaled $152,589 for the three months ended March 31, 2007 and related to the issuance of a note receivable to a related party. The Company identified the opportunity to invest in the note which bears interest at the greater of 8% or $150 per annum and matures on December 31, 2008. In the event of default, the interest rate may increase by 3% at the option of the Company. We believe that the terms of the note receivable are as or more favorable to us than equivalent investments.

We have historically lost money. As of March 31, 2008, we had an accumulated deficit of $1,997,650 and have incurred losses since inception. Our operating cash losses (net loss adjusted for non-cash expenses) for the three months ended March 31, 2008 were approximately $176,000 or an average of $58,700 per month. Our operating cash losses for the quarter ended December 31, 2007 were approximately $40,000 per month. If this historical trend continues, we would need approximately $700,000 of additional financing over the next twelve months to fund operations.

Our plan for 2008 forecasts that our operations (excluding debt service) will be cash flow break-even or positive over this period, based on increased sales, improved management of expenses and other operational improvements. However, to achieve cash-flow breakeven or profitability we will need to generate significant additional revenues to offset our cost of revenues and our selling, general and administrative expenses. We may not achieve or sustain our revenue or profit goals and may incur losses in the future. Changes such as increases in our pricing for solutions or the pricing of competing solutions may harm our ability to increase sales of our solutions to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may continue to be unprofitable and burn cash at or above historic rates.

We depend on relationships with entities controlled by David Walters for outsourced financial management, administrative, investment banking and other services. Accordingly, the success of the Company heavily depends upon our relationships with, and the performance of, these entities. Any failure of the Company to pay for such outsourced services could have a material adverse effect on our business and operations and cause us to expend significant resources in finding replacement providers. Management believes the Company will have sufficient liquidity to pay for such services over the next twelve months.

As of March 31, 2008, we had incurred approximately $750,000 in debt obligations. We are not in compliance with our obligation to pay interest when due on our secured convertible notes. As of March 31, 2008, we had failed to pay $58,192 in interest on the notes plus $5,979 in default interest. Our failure to comply with our obligations relating to these securities exposes us to demands for immediate repayment at a 30% premium to the sum of the outstanding principal, interest, and default interest (as of March 31, 2008, this amount would be $1,058,422).

We do not currently have enough capital to pay current interest on or to repay any of our debt obligations. In addition, if we fail to meet our business plan forecasts, we may require additional capital to continue our business operations and pursue our business plan. We plan to explore alternatives to restructure or otherwise satisfy our obligations to our note holders. If our efforts to restructure or otherwise satisfy our obligations under the notes are unsuccessful, or if we otherwise require additional capital, we will attempt to obtain additional financing from existing investors as well as new third parties. However, there can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable.

If we require and are unsuccessful in obtaining additional capital upon terms that management deems sufficiently favorable, or at all, we may be forced to default on our debt obligations and to curtail or abandon our business plan, file for bankruptcy, sell assets or cease operations. A default could result in the liquidation of all or a portion of our assets, most likely at less than their market value. If we are forced to take any of these steps, any investment in our Common Stock may be worthless.

Over the longer term, we must successfully execute our plans to increase revenue and income streams that will generate significant positive cash flow if we are to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or capital. There can be no assurance that such additional financing, if required, will be available on acceptable terms, if at all.

ITEM 3:   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports made pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of period covered by this report in timely alerting them to material information relating to STI Group, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting,

Our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of period covered by this report in timely alerting them to material information relating to STI Group, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 2: RECENT SALES OF UNREGISTERED SECURITIES

On May 1, 2008, the Company renewed the Support Services Agreement with Strands. Under the renewed Support Services Agreement, Strands will provide the Company with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties. As a retainer for the services provided by Strands under the renewed Support Services Agreement, the Company issued to Strands 5,000 shares of its Series A Preferred Stock.

On May 1, 2008, the Company renewed the Placement Agency and Advisory Services Agreement with Monarch Bay Associates (“MBA”). MBA is a FINRA member firm. David Walters, the Company’s chief executive officer and chairman of the board, is a 50% owner of MBA. Under the agreement, MBA will act as the Company’s placement agent on an exclusive basis with respect to private placements of the Company’s capital stock and as the Company’s exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions. As a retainer for the services provided by MBA under the renewed Placement Agency and Advisory Services Agreement, the Company issued to MBA 5,000 shares of its Series A Preferred Stock.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

We are not not in compliance with the obligation to pay interest when due on our secured convertible notes. As of March 31, 2008, we had failed to pay $58,192 in interest on the notes. Our failure to comply with our obligations relating to these securities exposes us to demands for immediate repayment at a 30% premium to the sum of the outstanding principal, interest, and default interest (as of March 31, 2008, this amount would be $1,058,422). We do not currently have the cash on hand to repay this amount if the holders elect to exercise their repayment or other remedies, or to pay interest on our secured convertible notes. If we are unable to raise enough money to cover this amount payable under the notes we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

See the attached Index to Exhibits.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STI GROUP, INC.

Date: May 28, 2008	By: /s/ David Walters David Walters Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Walters	Chief Executive Officer (Principal Financial and Accouting Officer)	May 28, 2008
David Walters

/s/ THOMAS FRIEDBERG	Director	May 28, 2008
Thomas Friedberg

INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibit

10.1	Support Services Agreement with Strands Management Company, LLC
10.2	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002