Form 10-Q
period 2008-06-30
STI GROUP INC
filed 2008-08-14
CIK 1399390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from __________ to __________

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of August 13, 2008
Common Stock, $.001 par value	14,860,000

STI GROUP, INC.

Form 10-Q

EXHIBITS:

EX - 31.1 Certification Pursuant to Section 302
EX - 32.1 Certification Pursuant to Section 906

ITEM 1: FINANCIAL STATEMENTS

STI GROUP, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2008	2007
	(unaudited)

Current assets:
Cash	$32,743	$21,644
Accounts receivable, net	583,979	676,315
Note receivable - related party	67,117	150,884
Prepaid expenses and other current assets	3,904	970

Total current assets	687,743	849,813

Fixed assets, net of accumulated depreciation of $411 and $0, respectively	9,585	-
Deferred financing costs, net	7,276	9,778

Total assets	$704,604	$859,591

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$770,038	$623,856
Due to related parties	10,500	36,000
Sales tax payable	-	13,994
Accrued expenses	112,136	151,679
Convertible notes payable, net of discount of $364,056 and $489,054, respectively	385,944	260,946
Derivative liabilities	1,261,030	1,294,161

Total current liabilities	2,539,648	2,380,636

Warrant liabilities	147,536	148,191

Total liabilities	2,687,184	2,528,827

Commitments and contingencies

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value; liquidation preference ($10,802,200 at June 30, 2008)
of $100 per share plus accrued but unpaid dividends; 100,000 shares authorized
100,000 shares issued and outstanding at June 30, 2008; 90,800 shares issued and outstanding
at December 31, 2007	100	91
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 14,860,000
shares issued and outstanding	14,860	14,860
Additional paid-in capital	95,792	73,514
Accumulated deficit	(2,093,332)	(1,757,701)

Total stockholders' deficit	(1,982,580)	(1,669,236)

Total liabilities and stockholders' deficit	$704,604	$859,591

See accompanying notes to consolidated financial statements

STI GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net revenues	$1,114,843	$543,991	$1,934,724	$1,031,279
Cost of revenues	881,664	403,340	1,609,925	767,602

Gross profit	233,179	140,651	324,799	263,677

Selling, general and administrative expenses	271,109	344,412	538,884	623,016

Loss from operations	(37,930)	(203,761)	(214,085)	(359,339)

Other income (expense)
Change in fair value of derivative and warrant liabilities	18,760	(1,625)	33,786	(14,786)
Interest expense, net	(75,712)	(72,393)	(154,532)	(145,361)
Total other expense, net	(56,952)	(74,018)	(120,746)	(160,147)

Loss before provision for income taxes	(94,882)	(277,779)	(334,831)	(519,486)

Provision for income taxes	800	800	800	800

Net loss	$(95,682)	$(278,579)	$(335,631)	$(520,286)

Net loss per share:
Basic	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average shares outstanding:
Basic	14,860,000	14,860,000	14,860,000	14,860,000
Diluted	14,860,000	14,860,000	14,860,000	14,860,000

See accompanying notes to consolidated financial statements

STI GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(335,631)	$(520,286)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	6,078	-
Depreciation expense	411	-
Change in fair value of derivative and warrant liabilities	(33,786)	14,786
Amortization of discount on convertible notes payable	124,998	124,999
Amortization of deferred financing costs	2,502	2,501
Accrued interest income added to principal	(4,433)	(5,088)
Issuance of preferred stock for services	7,711	29,238
Stock compensation	14,576	29,151
Management fee applied against note receivable - related party	88,200	-
Changes in operating assets and liabilities:
Accounts receivable	86,258	517,544
Prepaid expenses and other current assets	(2,934)	(18,761)
Accounts payable and accrued expenses	92,645	(304,100)
Due to related parties	(25,500)	(20,000)

Net cash provided by (used in) operating activities	21,095	(150,016)

Cash flows used in investing activities:
Purchase of fixed assets	(9,996)	-
Repayment of note receivable - related party	-	113,000
Issuance of note receivable - related party	-	(205,000)
Net cash used in investing activities	(9,996)	(92,000)

Net increase (decrease) in cash	11,099	(242,016)

Cash, beginning of period	21,644	286,557

Cash, end of period	$32,743	$44,541

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$800	$800
Cash paid for interest	$3,225	$510

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

On December 15, 2006, FSG acquired Solana Technologies, Inc. (“STI”). In the acquisition, FSG issued 60,000 shares of its Series A Preferred Stock to the shareholders of STI in exchange for all of STI’s common stock. In connection with a concurrent December 2006 secured convertible note financing, the Company agreed to exchange the principal amount of outstanding secured convertible notes issued by the Company to the investors in a prior financing and other securities of the Company for 20,000 shares of its Series A Preferred Stock and in consideration of the investors agreeing to waive all claims, defaults interest, penalties, fees, charges or other obligations accrued or owed by the Company to the investors in connection with the prior financing. As a result of the foregoing transactions, FSG experienced a change in voting control, senior management and its Board of Directors. Accordingly, the acquisition was accounted for as a reverse merger accompanied by a recapitalization in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Accounting for Business Combinations. Accordingly, STI was deemed to be the accounting acquirer and surviving company for accounting purposes. The accompanying consolidated financial statements are the historical financial statements of STI and reflect the results of operations of STI from September 18, 2006, the date of inception of STI, through June 30, 2008.

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

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. At June 30, 2008, the Company has an accumulated deficit of $2,093,332 and the Company’s current liabilities exceeded its current assets by $1,851,905. In addition, at June 30, 2008, the Company was in default on its convertible notes payable (see Note 5). Although no note holder has sent the Company a notice of acceleration of amounts owed under the secured convertible notes, there can be no assurance that the note holders will not take such action in the future.  In the event of any acceleration of these obligations, or if the Company is unable to raise enough money to cover the amounts payable, it may be forced to restructure, file for bankruptcy, sell assets or cease operations.

In June and July 2008, the senior management and several employees of STI resigned. STI has not been able to replace the management and staff losses and has experienced the loss of substantially all of its revenue in July and August 2008. As a result of STI’s reduced level of operations, the Company expects that their revenue in the second half of 2008 will be dependent on their ability to stabilize the operations of STI, to supplement STI’s management and staff and to maintain its customer relationships. However, to date, their efforts have not been successful and there can be no assurance that their efforts ultimately will be successful.

Although the Company has devoted considerable effort during 2007 and the first half of 2008 towards management of liabilities and improvement of the Company's operations, the recent loss of senior management and key employees has altered their outlook regarding the Company’s capital requirements. Management currently believes that the Company has sufficient capital to continue its operations (at its current reduced levels) through the end of 2008. However, the Company will require additional capital prior to year-end to continue and grow their current business at STI and to expand their operations beyond those of STI.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Concentrations of Credit Risk

The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At various times during the period ended June 30, 2008, the Company's cash balances exceeded the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

Customer Concentrations

As of June 30, 2008 three customers comprised 75% of the Company’s accounts receivable and these three customers accounted for 48% of the net revenues for the six months ended June 30, 2008.

As of December 31, 2007, three customers comprised 46% of the Company’s accounts receivable. Three customers accounted for 31% of the net revenues for the six months ended June 30, 2007.

A significant portion of the Company's business is located in southern California and is subject to economic conditions and regulations in this geographic area.

Accounts Receivable

Accounts receivable consist of amounts billed to customers upon performance of services or delivery of goods and expenses incurred by the Company but not yet billed to customers for consulting services. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers' current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified. The allowance for doubtful accounts totaled $15,942 and $9,864 as of June 30, 2008 and December 31, 2007, respectively.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with obtaining debt financing and are capitalized and amortized over the term of the related debt instrument using the straight-line method, which approximates the effective interest method (see Note 4).

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the Callable Secured Convertible Term Notes (the “Notes”) entered into on December 15, 2006 (see Note 5). These embedded derivatives include certain conversion features, variable interest features, and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. As of June 30, 2008, there were no non-employee options and warrants other than those issued in connection with the Notes. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. The embedded derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions for 2008 and 2007, respectively: dividend yield of 0% and 0%; annual volatility of 205% and 205%; and risk free interest rates ranging from 2.5% to 3.48% and 5.0% as well as probability analysis related to trading volume restrictions and other factors.

Revenue Recognition

The Company’s revenues consist primarily of network software/hardware products and professional consulting and training services. For these sales, the Company utilizes written contracts or purchase orders as the means to establish the terms and conditions upon which its products and services are sold to its end customers.

For sales of network hardware and software products, revenue is recognized in accordance with Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, as revised by SAB 104. Accordingly, revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by the Company exist and collectibility of the receivable is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Revenues and costs of revenues from consulting or training contracts are recognized during the period in which the service is performed.

In accordance with EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), revenues are reported net of sales taxes collected.

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Such amounts include shares potentially issuable pursuant to the Notes and the attached warrants and the convertible preferred stock (see Notes 5 and 7). For the periods ended June 30, 2008 and 2007, basic and diluted loss per share are the same as the potentially dilutive shares were excluded from diluted loss per share as their effect would be anti-dilutive for the periods then ended. Had such shares been included in diluted EPS, they would have resulted in weighted-average common shares of 654,445,528 and 575,389,102 for the six months ended June 30, 2008 and 2007, respectively.

Issuance of Shares for Non-Cash Consideration

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Stock-Based Compensation

At June 30, 2008, the Company has one stock-based compensation plan.

Upon inception, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the six months ended June 30, 2008 included compensation expense for the share-based payment awards granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended June 30, 2008 of 0% was based on estimated future employee forfeitures. Stock-based compensation expense for the six months ended June 30, 2008 and 2007 totaled $14,576 and $29,151, respectively.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the six months ended June 30, 2008.

Description of Plan

The Company’s 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Board of Directors and approved by the Company’s stockholders in May 2007. The Company has initially reserved 6,000,000 shares of common stock for issuance under the 2007 Plan. Awards under the 2007 Plan may be made in the form of (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) performance shares; or (vi) any combination of the foregoing. No incentive stock options may be granted more than ten years after May 7, 2007. As of June 30, 2008, the Company has approximately 3,622,500 shares available for future issuances.

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model even though the model was developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of comparable publicly traded companies as the Company’s stock is not traded. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

A summary of option activity as of June 30, 2008 and changes during the six month period then ended, is presented as below:

		Weighted-Average
			Remaining
			Contractual	Aggregate
	Number of	Exercise	Term (in	Intrinsic
	Shares	Price	Years)	Value

Outstanding at January 1, 2008	2,972,000	$0.025	4.36	$-
Granted	-	$-
Forfeited	(594,400)	$-
Exercised	-	$-
Outstanding at June 30, 2008	2,377,600	$0.025	3.86	$-

Vested and expected to vest
at June 30, 2008	2,377,600	$0.025	3.86	$-

Exercisable at June 30, 2008	2,377,600	$0.025	3.86	$-

There were no options granted during the six months ended June 30, 2008. The Company granted 2,972,000 options during the six months ended June 30, 2007.  Upon the exercise of options, the Company issues new shares from its authorized shares.

As of June 30, 2008, there was no unrecognized compensation cost, net of forfeitures, related to employee stock option compensation arrangements. The total fair value of shares vested during the six months ended June 30, 2008 and 2007 was $14,576 and $29,151, respectively, which was recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) EITF Issue No. 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in FSP 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company entered into a Registration Rights Agreement on December 15, 2006 (see Note 5). All of the Company’s obligations under the Registration Rights Agreement, as amended, have been met and the Company has determined that no accrual is necessary as of June 30, 2008 as it is not considered probable that the Company will make any payments under the applicable provisions of the Registration Rights Agreement.

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

Recent Accounting Pronouncements

In September 2006, the FASB adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement. As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of nonperformance for a liability. The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 related to financial assets and liabilities did not have a material impact on the Company's consolidated financial statements.  The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its future consolidated financial statements related to non-financial assets and liabilities.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for the quarter ending March 31, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 161.

NOTE 3. NOTE RECEIVABLE - RELATED PARTY

The Company has a revolving note receivable from Strands Management Company, LLC (“Strands”), formerly known as Monarch Bay Management Company, LLC. David Walters, the Company’s chief executive officer and chairman of the board, is a 50% owner of Strands. The note receivable is intended to provide working capital to Strands, as needed, in amounts up to $500,000. The note bears interest at the greater of 8% or $150 per annum and matures on December 31, 2008. In the event of default, the interest rate may increase by 3% at the option of the Company. The balance of the note receivable as of June 30, 2008 was $66,693, plus accrued interest receivable of $424. Interest income on the note receivable was $4,433 and $5,088 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 4. DEFERRED FINANCING COSTS

Deferred financing costs as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
Legal Fees	$15,000	$15,000
Accumulated amortization	(7,724)	(5,222)
	$7,276	$9,778

Amortization of deferred financing costs was $2,502 and $2,501 for the six months ended June 30, 2008 and 2007, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

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

The Notes are convertible into the Company’s common stock, at the Investors' option, at the lower of $0.025 per share or the variable conversion price (the “Variable Price”) of 55% of the average of the three lowest intraday trading prices for the common stock as quoted on the OTCBB for the 20 trading days preceding, but not including, the conversion date. If, after receipt of a notice of conversion, there are not sufficient authorized but unissued shares to effect such conversion, the Variable Price will be the lower of 50% of the average of the three lowest intraday trading prices for the common stock as quoted on the OTCBB for the 20 days preceding (i) the date on which the notice of conversion is given and (ii) the date on which the Company has sufficient authorized shares to effect the conversion.

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

The Company granted the Investors a security interest in substantially all of its assets and intellectual property. The Company was also required to file a registration statement with the Securities and Exchange Commission by April 30, 2007 to register the shares of common stock underlying the Notes and the warrants. The Company entered into an amendment to the SPA which extended the date to file a registration statement to May 31, 2007. If the registration statement was not declared effective by June 30, 2008, the Company was required to pay a penalty to the Investors of 0.002% of the outstanding principal balance on the Notes per month or the pro rata portion thereof until the registration statement was declared effective. Such payment was payable in cash or shares of common stock at the option of the Company. On April 15, 2008, the registration statement covering a portion of the shares issuable under the SPA was declared effective. In the event the Company breaches any representation or warranty in the SPA, the Company is required to pay a penalty in shares or cash, at the election of the Investors, in an amount equal to 3% of the outstanding principal amount of the Notes per month plus accrued and unpaid interest.

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

•
The SPA includes a penalty provision based on any failure to meet registration requirements for shares issuable under the conversion of the note or exercise of the warrants, which represents an embedded derivative, but such derivative has not been included in this analysis at June 30, 2008 because this derivative has a nominal value and the Company’s assessment of the likelihood of not meeting the registration requirements is remote; and

•
The SPA contains certain events of default including not having adequate shares registered to effectuate allowable conversions; in that event, the Company is required to pay a conversion default payment at 15% interest, which is identified as an embedded derivative but has a nominal value and has not been included in this analysis.

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

As of June 30, 2008, the carrying amount of the Notes was $385,944, net of the unamortized debt discount of $364,056. Interest expense on the Notes totaled $154,443 for the six months ended June 30, 2008, which consisted of the amortization of the debt discount of $124,998, amortization of debt issuance costs of $2,502 and interest accrued at the face rate of $22,438 plus $4,505 of default interest as the Company failed to make the quarterly interest payments (see below). Interest expense on the Notes totaled $149,815 for the six months ended June 30, 2007, which consisted of the amortization of the debt discount of $124,999, amortization of debt issuance costs of $2,501 and interest accrued at the face rate of $22,315.

The Company is not in compliance with the obligation to pay interest when due on the Notes. The Notes provide for a default interest rate of 15% per annum on the outstanding due but unpaid interest amounts. As of June 30, 2008, the Company has accrued $8,442 in default interest under the Notes. The failure to comply with the obligations relating to these Notes exposes the Company to demands for immediate repayment (at a premium to outstanding principal) as well as default interest and liquidated damages claims by the Note holders. As the Company is in default of its obligations under its convertible notes payable as of June 30, 2008 and December 31, 2007, all principal and accrued interest, and related derivative liabilities related to the convertible notes payable have been classified as current liabilities in the accompanying consolidated balance sheets at June 30, 2008 and December 31, 2007.

The changes in the fair value of the derivative and warrant liabilities for the six months ended June 30, 2008 and 2007 have been reflected on the consolidated statements of operations.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company conducts its operations in a facility leased under the terms of a non-cancelable operating lease at a monthly rent of $3,800 through December 31, 2008. Rent expense for the leased facility was $22,800 for the six months ended June 30, 2008 and 2007, respectively.

Consulting Agreements

The Company has entered into a variety of consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for expense reimbursement and various payments upon performance of services.

Legal Services Agreement

On October 1, 2006, the Company entered into an agreement for legal services to be performed through December 31, 2007. The term will automatically be extended for successive three-month periods unless either party gives written notice within 90 days of the expiration of the term or extended term. The agreement requires monthly payments of $3,000. In addition, the attorney will earn a fee equal to the greater $15,000 or 0.5% of the amount of any completed financing or re-financing transaction and 1.0% of the acquisition price of any completed merger or acquisition. During the six months ended June 30, 2008 and 2007, the Company incurred $18,000 in connection with the agreement which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

On May 1, 2008, the Company issued 5,000 shares of its Series A Preferred Stock as a non-refundable retainer for the services provided by Strands under the Support Services Agreement (see Note 8). These shares were valued at $4,191 and are included in selling, general and administrative expenses for the six months ended June 30, 2008.

On May 1, 2008, the Company issued 4,200 shares of its Series A Preferred Stock as a non-refundable retainer for the services provided by MBA under the Placement Agency and Advisory Services Agreement (see Note 8). These shares were valued at $3,520 and are included in selling, general and administrative expenses for the six months ended June 30, 2008.

Common Stock

The Company is authorized to issue up to 1,000,000,000 shares of its $0.001 par value common stock. Holders of common stock are entitled to one vote per share and may participate ratably in dividends when and if declared by the board of directors.

Warrants

See Note 5.

NOTE 8. RELATED PARTY TRANSACTIONS

On October 1, 2006, the Company entered into an agreement with Monarch Bay Capital Group (“MBCG”) for corporate development and chief financial officer services at the rate of $20,000 per month plus reimbursement of certain out-of-pocket expenses. The initial term of the agreement expires on December 31, 2008 and continues thereafter on a month-to-month basis unless terminated by either party. On May 1, 2007, this agreement was terminated by mutual consent. The Company incurred $80,000 under the terms of the agreement for the six months ended June 30, 2007 which is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations. No amounts were outstanding as of December 31, 2007.

On February 1, 2007, the Company entered into an agreement with Strands for corporate development strategy and execution services and for chief financial officer services. Under the agreement with Strands, the Company will pay to Strands a fee of 5% of the Company’s total revenue from any product development relationship, licensing relationship, distribution relationship or any other similar transaction or relationship involving the Company and a partner or customer introduced by Strands. The fee will be due and payable in cash when the associated revenue from the transaction is collected by the Company. The initial term of the agreement expires on December 31, 2008 and continues thereafter on a month-to-month basis unless terminated by either party. On May 1, 2007, this agreement was terminated by mutual consent. No amounts were incurred or paid under this agreement during the six month periods in 2007 or 2008.

On May 1, 2007, the Company entered into a Support Services Agreement with Strands. Under the Support Services Agreement, Strands will provide the Company with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties. As a retainer for the services provided by Strands under the Support Services Agreement, the Company issued to Strands 5,000 shares of its Series A Preferred Stock. The Company will also pay to Strands monthly cash fees of $22,000 for the services. In addition, Strands will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to the Company by Strands and (b) 20% of the savings to the Company from any creditor debt reduction resolved by Strands on behalf of the Company. The initial term of the Support Services Agreement expired May 1, 2008. This agreement was renewed on May 1, 2008 . As a retainer for the services provided by Strands under the renewed Support Services Agreement, the Company issued to Strands 5,000 shares of its Series A Preferred Stock (see Note 7). The Company will pay to Strands monthly cash fees of $23,100 for the services. In addition, Strands will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to the Company by Strands and (b) 20% of the savings to the Company from any creditor debt reduction resolved by Strands on behalf of the Company. The renewed Support Services Agreement expires May 1, 2009. The Company incurred $134,200 and $44,000 under the terms of the agreement for the six months ended June 30, 2008 and 2007, respectively, which is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The March through June 2008 fees of $88,200 were not paid to Strands, rather the fee was applied to outstanding interest and principal due on the revolving note receivable from Strands (see Note 3). No amounts were outstanding under this agreement as of June 30, 2008.

On May 1, 2007, the Company entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates (“MBA”). MBA is a FINRA member firm. David Walters, the Company’s chief executive officer and chairman of the board, is a 50% owner of MBA. Under the agreement, MBA will act as the Company’s placement agent on an exclusive basis with respect to private placements of the Company’s capital stock and as the Company’s exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions. As a retainer for the services provided by MBA under the Placement Agency and Advisory Services Agreement, the Company issued to MBA 5,000 shares of its Series A Preferred Stock. In addition, MBA will receive fees equal to (a) 9% of the gross proceeds raised by the Company in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by the Company in connection with the private placement) and (b) a success fee equal to 3% of the total consideration paid or received by the Company or stockholders in an acquisition, merger, joint venture or similar transaction. The initial term of the Placement Agency and Advisory Services Agreement expired May 1, 2008. On May 1, 2008, the Company renewed the Placement Agency and Advisory Services Agreement with MBA. As a retainer for the services provided by MBA under the renewed Placement Agency and Advisory Services Agreement, the Company issued to MBA 5,000 shares of its Series A Preferred Stock (see Note 7). In addition, MBA will receive fees equal to (a) 9% of the gross proceeds raised by the Company in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by the Company in connection with the private placement) and (b) a success fee equal to 3% of the total consideration paid or received by the Company or stockholders in an acquisition, merger, joint venture or similar transaction. The renewed Placement Agency and Advisory Services Agreement expires May 1, 2009. No amounts were incurred under the terms of the agreement during the six months ended June 30, 2008 and 2007, respectively.

In March and June 2008, the Company entered into a quarterly engagement agreement with Strands to perform valuation services on the embedded derivative features within the convertibles notes. The Company incurred $7,000 for services performed under this agreement during the six months ended June 30, 2008. Amounts outstanding under these agreements totaled $10,500 and $3,500 as of June 30, 2008 and December 31, 2007, respectively.

On December 28, 2007, the Company borrowed $29,000 from Service Advantage International, Inc. (“SAI”) for working capital purposes. Keith Moore is a 50% owner of Strands and MBA. Keith Moore beneficially owns 49.5% of SAI. The Company incurred interest at the rate of 14.25% per annum. As of December 31, 2007, accrued interest payable on the loan was $34 and is included in accrued expenses in the accompanying consolidated balance sheet. Interest expense on this loan was $604 for the six months ended June 30, 2008. The outstanding balance and accrued interest was repaid in full on February 28, 2008.

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

NOTE 10. SUBSEQUENT EVENTS

In June and July 2008, the senior management and several employees of STI resigned. STI has not been able to replace the management and staff losses and has experienced the loss of substantially all of its revenue in July and August 2008.
As a result of STI’s reduced level of operations, the Company expect that their revenue in the second half of 2008 will be dependent on their ability to stabilize the operations of STI, to supplement STI’s management and staff and to maintain its customer relationships. However, to date, their efforts have not been successful and there can be no assurance that their efforts ultimately will be successful.

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

The forward-looking statements generally include our management's plans and objectives for future operations, including plans, objectives and expectations relating to our future economic performance, business prospects, revenues, working capital, liquidity, ability to obtain financing, generation of income and actions of secured parties not to foreclose on our assets. The forward-looking statements may also relate to our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements generally can be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "estimate," "continue," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

- anticipated trends in our financial condition and results of operations (including expected changes in our gross margin and selling, general and administrative expenses);
- our ability to finance our working capital and other cash requirements;
- our business strategy for organic and acquired growth; and
- our ability to distinguish ourselves from our current and future competitors.

Although the forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

As a result of the recent loss of senior management and key employees at our sole operating subsidiary Solana Technologies, Inc. (discussed in more detail below), we are in the process of reevaluating our growth strategy with respect to both our existing operations and the potential for new lines of business.

On December 15, 2006, we acquired Solana Technologies, Inc. (“STI”). In the acquisition, we issued 60,000 shares of our Series A Preferred Stock to the shareholders of STI in exchange for all of STI’s common stock and experienced a change in voting control, senior management and the Board of Directors. As a result, the acquisition was accounted for as a reverse merger accompanied by a recapitalization in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Accounting for Business Combinations. STI was deemed to be the accounting acquirer and surviving company for accounting purposes. The accompanying consolidated financial statements are the historical financial statements of STI and reflect the results of operations of STI from September 18, 2006, the date of inception of STI through June 30, 2008.

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

In June and July 2008, the senior management and several employees of STI resigned. STI has not been able to replace the management and staff losses and has experienced the loss of substantially all of its revenue in July and August 2008. As a result of STI’s reduced level of operations, we expect that our revenue in the second half of 2008 will be dependent on our ability to stabilize the operations of STI, to supplement STI’s management and staff and to maintain its customer relationships. However, to date, our efforts have not been successful and there can be no assurance that our efforts ultimately will be successful.

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. At June 30, 2008, the Company has an accumulated deficit of $2,093,332 and the Company’s current liabilities exceeded its current assets by $1,851,905. In addition, at June 30, 2008, the Company was in default on its convertible notes payable. Although no note holder has sent the Company a notice of acceleration of amounts owed under the secured convertible notes, there can be no assurance that the note holders will not take such action in the future.  In the event of any acceleration of these obligations, or if the Company is unable to raise enough money to cover the amounts payable, it may be forced to restructure, file for bankruptcy, sell assets or cease operations.

Although we have devoted considerable effort during 2007 and the first half of 2008 towards management of liabilities and improvement of the Company's operations, the recent loss of senior management and key employees has altered our outlook regarding the Company’s capital requirements. Management currently believes that the Company has sufficient capital to continue its operations (at its current reduced levels) through the end of 2008. However, we will require additional capital prior to year-end to continue and grow our current business at STI and to expand our operations beyond those of STI.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The above factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The secured convertible notes are convertible into our Common Stock, at the selling stockholders' option, at the lower of (i) $0.025 or (ii) 55% of the average of the three lowest intraday trading prices for the Common Stock on a principal market for the 20 trading days before but not including the conversion date. Accordingly, there is in fact no limit on the number of shares into which the notes may be converted. There currently is no trading market for our Common Stock. Assuming the current fair market value of our Common Stock is equal to the fixed component of the conversion price ($0.025), the current applicable conversion price for the secured convertible notes is $0.01375. Based on this conversion price, the $750,000 secured convertible notes, excluding interest, were convertible into 54,545,455 shares of our Common Stock. AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of Common Stock.

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

We are currently not in compliance with our obligation to pay interest when due on our secured convertible notes. As of June 30, 2008, we had failed to pay $69,411 in interest on the notes plus $8,442 in default interest. Our failure to comply with our obligations relating to these securities exposes us to demands for immediate repayment (at a premium to outstanding principal) as well as default interest and liquidated damages claims by the security holders.

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

Stock Purchase Warrants

The warrants expire seven years from their date of issuance. The warrants include anti-dilution rights, whereby the exercise price of the warrants shall be adjusted in the event that the Company issues or sells any shares of the Company's Common Stock for no consideration or consideration less than the average of the last reported sale prices for the shares of the Company's Common Stock on the OTC Bulletin Board for the five trading days immediately preceding such date of issuance or sale. The exercise price of the warrants are also proportionately increased or decreased in the event of a reverse stock split or forward stock split, respectively. The exercise price is also adjusted pursuant to the warrants in the event the Company effects a consolidation, merger or sale of substantially all of its assets and/or if the Company declares or makes any distribution of its assets (including cash) to holders of its common stock as a partial liquidating dividend, as provided in the warrants.

The warrants also contain a cashless exercise, whereby if a registration statement covering the warrants is not effective, the warrant holders may convert the warrants into shares of the Company's restricted Common Stock. In the event of a cashless exercise under the warrants, in lieu of paying the exercise price in cash, the selling stockholders can surrender the warrant for the number of shares of Common Stock determined by multiplying the number of warrant shares to which it would otherwise be entitled by a fraction, the numerator of which is the difference between (i) the average of the last reported sale prices for the Company's Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise and (ii) the exercise price, and the denominator of which is the average of the last reported sale prices for the Company's Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise . For example, if the selling stockholder is exercising 100,000 warrants with a per warrant exercise price of $0.75 per share through a cashless exercise when the average of the last reported sale prices for the Company's Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise is $2.00 per share, then upon such cashless exercise the warrant holder will receive 62,500 shares of the Company's Common Stock.

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

Accounts Receivable

Accounts receivable consist of amounts billed to customers upon performance of services or delivery of goods and expenses incurred by the Company but not yet billed to customers for consulting services. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers' current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified. The allowance for doubtful accounts totaled $15,942 and $9,864 as of June 30, 2008 and December 31, 2007, respectively.

Valuation of Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the Callable Secured Convertible Term Notes (the “Notes”) entered into on December 15, 2006. These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. As of June 30, 2008, there were no non-employee options and warrants other than those issued in connection with the Notes. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. The embedded derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions for 2008 and 2007, respectively: dividend yield of 0% and 0%; annual volatility of 205% and 205%; and risk free interest rates ranging from 2.5% to 3.48% and 5.0% as well as probability analysis related to trading volume restrictions and other factors.

Revenue Recognition

The Company’s revenues consist primarily of network software/hardware products and professional consulting and training services. For these sales, the Company utilizes written contracts or purchase orders as the means to establish the terms and conditions upon which its products and services are sold to its end customers.

For sales of network hardware and software products, revenue is recognized in accordance with Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, as revised by SAB 104. Accordingly, revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by the Company exist and collectibility of the receivable is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Revenues and costs of revenues from consulting or training contracts are recognized during the period in which the service is performed.

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Stock-Based Compensation

At June 30, 2008, the Company has one stock-based compensation plan.

Upon inception, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the six months ended June 30, 2008 included compensation expense for the share-based payment awards granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended June 30, 2008 of 0% was based on estimated future employee forfeitures. Stock-based compensation expense for the six months ended June 30, 2008 and 2007 totaled $14,576 and $29,151, respectively.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the six months ended June 30, 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Net Revenues

Net revenues totaled $1,114,843 for the three months ended June 30, 2008 compared to $543,991 for the comparable period in the prior year. The $570,852 or 105% increase can be attributed to a $403,838 increase in hardware and software sales as well as a $164,818 increase in maintenance and support services. Hardware and software sales accounted for 55% of total revenues in the current period versus 37% in the same period in the prior year. Project management accounted for 18% of revenues during the three months ended June 30, 2008 compared to 34% in the same period in the prior year. Maintenance and support services accounted for 28% of revenues in the current period versus only 26% in the same period in the prior year. During the three months ended June 30, 2008, management has put a greater focus on building its presence in municipal and public safety markets which has increased the volatility of monthly revenues. Although the Company experienced growth in second quarter of 2008 versus 2007, the Company expects to experience a material decline in revenue in the second half of 2008 (in comparison to both the second half of 2007 and the first half of 2008). In June and July 2008, the senior management and several employees of STI resigned. STI has not been able to replace the management and staff losses and has experienced the loss of a substantial portion of its revenue in July and August. As a result of STI’s reduced level of operations, we expect that our revenue in the second half of 2008 will be dependent on our ability to stabilize the operations of STI, to supplement STI’s management and staff and to maintain its customer relationships. However, to date, our efforts have not been successful and there can be no assurance that our efforts ultimately will be successful.

Cost of Revenues and Gross Profit

Cost of revenues totaled $881,664 for the three months ended June 30, 2008 compared to $403,340 in the same period in the prior year. Cost of revenues were 79% of net revenues in the current period versus 74% in the same period in the prior year. Gross profit margins were 21% of net revenues in the current period compared to 26% in the same period in the prior year. The deterioration of margin compared to the margins realized during the 2007 period can be attributed to the competitive market place which has put additional pressure on the pricing of the Company’s products and services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) totaled $271,109 for the three months ended June 30, 2008 compared to $344,412 for the same period in the prior year. Included within SG&A is management fees to a related party, consulting fees, legal fees, audit fees, and other expenses incurred in the normal course of operations. The decrease from the comparable period in the prior year can be attributed to less stock compensation expense as well management’s concerted efforts to implement a cost reduction plan. We expect our selling, general and administrative expenses to significantly decrease in the second half of 2008, as the Company reduces its cost structure in response to its reduced level of operations.

Change in fair value of derivative and warrant liabilities

The decrease in the fair value of the derivative and warrant liabilities for the three months ended June 30, 2008 totaled $18,760 due to the valuation performed at the end of the period. During the same period in the prior year, the fair value of the derivative and warrant liabilities increased by $1,625.

Interest Expense, net

Interest expense, net totaled $75,712 for the three months ended June 30, 2008, which consisted of the amortization of the debt discount of $62,499, amortization of debt issuance costs of $1,251 and interest accrued at the face rate of $11,219 plus $2,463 of default interest as the Company failed to make the quarterly interest payments (see below). These amounts were partially offset by $1,719 of interest income from a note receivable from a related party. Interest expense, net totaled $72,393 for the three months ended June 30, 2007, which consisted of the amortization of the debt discount of $62,500, amortization of debt issuance costs of $1,250 and interest accrued at the face rate of $11,219. These amounts were partially offset by $2,827 of interest income from a note receivable from a related party.

Net Loss

As a result of the above, net loss was $95,682 and $278,579 for the three months ended June 30, 2008 and 2007, respectively. The net losses are mainly a result of selling, general and administrative expenses exceeding gross profit as well as the interest expense incurred on the convertible notes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

Net Revenues

Net revenues totaled $1,934,724 for the six months ended June 30, 2008 compared to $1,031,279 for the comparable period in the prior year. The $903,445 or 88% increase can be attributed to a $495,734 increase in hardware and software sales as well as a $406,431 increase in maintenance and support services. Hardware and software sales accounted for 48% of total revenues in the current period versus 41% in the same period in the prior year. Project management accounted for 16% of revenues during the six months ended June 30, 2008 compared to 31% in the same period in the prior year. Maintenance and support services accounted for 35% of revenues in the current period versus only 27% in the same period in the prior year. During the six months ended June 30, 2008, management has put a greater focus on building its presence in municipal and public safety markets which has increased the volatility of monthly revenues. Although the Company experienced growth in first half of 2008 versus 2007, the Company expects to experience a material decline in revenue in the second half of 2008 (in comparison to both the second half of 2007 and the first half of 2008). In June and July 2008, the senior management and several employees of STI resigned. STI has not been able to replace the management and staff losses and has experienced the loss of a substantial portion of its revenue in July and August. As a result of STI’s reduced level of operations, we expect that our revenue in the second half of 2008 will be dependent on our ability to stabilize the operations of STI, to supplement STI’s management and staff and to maintain its customer relationships. However, to date, our efforts have not been successful and there can be no assurance that our efforts ultimately will be successful.

Cost of Revenues and Gross Profit

Cost of revenues totaled $1,609,925 for the six months ended June 30, 2008 compared to $767,602 in the same period in the prior year. Cost of revenues were 83% of net revenues in the current period versus 74% in the same period in the prior year. Gross profit margins were 17% of net revenues in the current period compared to 26% in the same period in the prior year. The deterioration of margin compared to the margins realized during the 2007 period can be attributed to the competitive market place which has put additional pressure on the pricing of the Company’s products and services. Additionally, utilization rates of our professional staff were lower than previous periods which had an adverse impact on our professional services margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) totaled $538,884 for the six months ended June 30, 2008 compared to $623,016 for the same period in the prior year. Included within SG&A is management fees to a related party, consulting fees, legal fees, audit fees, and other expenses incurred in the normal course of operations. The decrease from the comparable period in the prior year can be attributed to less stock compensation expense as well management’s concerted efforts to implement a cost reduction plan.

Change in fair value of derivative and warrant liabilities

The decrease in the fair value of the derivative and warrant liabilities for the six months ended June 30, 2008 totaled $33,786 due to the valuation performed at the end of the period. During the same period in the prior year, the fair value of the derivative and warrant liabilities increased by $14,786.

Interest Expense, net

Interest expense, net totaled $154,532 for the six months ended June 30, 2008, which consisted of the amortization of the debt discount of $124,998, amortization of debt issuance costs of $2,502 and interest accrued at the face rate of $22,438 plus $4,505 of default interest as the Company failed to make the quarterly interest payments (see below). These amounts were partially offset by $4,433 of interest income from a note receivable from a related party. Interest expense, net totaled $145,361 for the six months ended June 30, 2007, which consisted of the amortization of the debt discount of $124,999, amortization of debt issuance costs of $2,501 and interest accrued at the face rate of $22,315. These amounts were partially offset by $5,088 of interest income from a note receivable from a related party.

Net Loss

As a result of the above, net loss was $335,631 and $520,286 for the six months ended June 30, 2008 and 2007, respectively. The net losses are mainly a result of selling, general and administrative expenses exceeding gross profit as well as the interest expense incurred on the convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since our inception and have limited financial resources until such time that we are able to generate positive cash flow from operations. We had cash of $32,743 as of June 30, 2008.

Net cash provided by operations totaled $21,095 for the six months ended June 30, 2008. This was primarily due to a net loss of $335,631, offset by the non-cash expenses of amortization of debt discount of $124,998, amortization of deferred financing costs of $2,502, management fee applied against note receivable - related party of $88,200, and stock compensation charges. Additional contributing factors were a decrease in accounts receivable and an increase in accounts payable and accrued expenses.

Net cash used in operations totaled $150,016 for the six months ended June 30, 2007. This was primarily due to a net loss of $520,286, offset by the non-cash expenses of amortization of debt discount of $124,999, amortization of deferred financing costs $2,501 and a $517,544 decrease in accounts receivable.

Net cash used in investing activities totaled $9,996 for the six months ended June 30, 2008 and related to purchase of fixed assets. Net cash used in investing activities totaled $92,000 for the six months ended June 30, 2007 and related to the issuance of a note receivable to a related party. The Company identified the opportunity to invest in the note which bears interest at the greater of 8% or $150 per annum and matures on December 31, 2008. In the event of default, the interest rate may increase by 3% at the option of the Company. We believe that the terms of the note receivable are as or more favorable to us than equivalent investments.

We have historically lost money. As of June 30, 2008, we had an accumulated deficit of $2,093,332 and have incurred losses since inception. Our operating cash losses (net loss adjusted for non-cash expenses) for the six months ended June 30, 2008 were approximately $192,000 or an average of $32,000 per month. Our operating cash losses for the quarter ended December 31, 2007 were approximately $40,000 per month. If this historical trend continues, we would need approximately $384,000 of additional financing over the next twelve months to fund operations.

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

Our ability to achieve cash-flow breakeven or profitability has been adversely affected by the recent staff losses at STI. In June and July 2008, the senior management and several employees of STI resigned. STI has not been able to replace the management and staff losses and has experienced the loss of a substantial portion of its revenue in July and August. As a result of STI’s reduced level of operations, we expect that our revenue in the second half of 2008 will be dependent on our ability to stabilize the operations of STI, to supplement STI’s management and staff and to maintain its customer relationships. However, to date, our efforts have not been successful and there can be no assurance that our efforts ultimately will be successful. As a result of the recent loss of senior management and key employees at STI, we are in the process of reevaluating our growth strategy in respect of both our existing operations and the potential for new lines of business.

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

As of June 30, 2008, we had incurred approximately $750,000 in debt obligations. We are not in compliance with our obligation to pay interest when due on our secured convertible notes. As of June 30, 2008, we had failed to pay $69,411 in interest on the notes plus $8,442 in default interest. Our failure to comply with our obligations relating to these securities exposes us to demands for immediate repayment (at a premium to outstanding principal) as well as default interest by the security holders.

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

The recent loss of senior management and key employees has altered our outlook regarding the Company’s near-term capital requirements. Management currently believes that the Company has sufficient capital to continue its operations (at its current reduced levels) through the end of 2008. However, we will require additional capital prior to year-end to continue and grow our current business at STI and to expand our operations beyond those of STI. There can be no assurance that such additional financing will be available on acceptable terms, if at all.

ITEM 4T: CONTROLS AND PROCEDURES

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

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting,

Our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of period covered by this report in timely alerting them to material information relating to STI Group, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 2: RECENT SALES OF UNREGISTERED SECURITIES

Unless otherwise noted, the issuance noted below is considered exempt from registration by reason on Section 4(2) of the Securities Act of 1933, as amended

On May 1, 2008, the Company renewed the Support Services Agreement with Strands. Under the renewed Support Services Agreement, Strands will provide the Company with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties. As a retainer for the services provided by Strands under the renewed Support Services Agreement, the Company issued to Strands 5,000 shares of its Series A Preferred Stock. These shares were valued at $4,191 and are included in selling, general and administrative expenses for the six months ended June 30, 2008.

On May 1, 2008, the Company renewed the Placement Agency and Advisory Services Agreement with Monarch Bay Associates (“MBA”). MBA is a FINRA member firm. David Walters, the Company’s chief executive officer and chairman of the board, is a 50% owner of MBA. Under the agreement, MBA will act as the Company’s placement agent on an exclusive basis with respect to private placements of the Company’s capital stock and as the Company’s exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions. As a retainer for the services provided by MBA under the renewed Placement Agency and Advisory Services Agreement, the Company issued to MBA 4,200 shares of its Series A Preferred Stock. These shares were valued at $3,520 and are included in selling, general and administrative expenses for the six months ended June 30, 2008.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

We are not in compliance with the obligation to pay interest when due on our secured convertible notes. As of June 30, 2008, we had failed to pay $69,411 in interest on the notes plus $8,442 in default interest. Our failure to comply with our obligations relating to these securities exposes us to demands for immediate repayment (at a premium to outstanding principal) as well as default interest by the security holders. We do not currently have the cash on hand to repay this amount if the holders elect to exercise their repayment or other remedies, or to pay interest on our secured convertible notes. If we are unable to raise enough money to cover this amount payable under the notes we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

See the attached Index to Exhibits.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STI GROUP, INC.

Date: August 14, 2008	By:	/s/ David Walters
David Walters Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Walters	Chief Executive Officer (Principal Financial and	August 14, 2008
David Walters	Accouting Officer)

/s/ THOMAS FRIEDBERG	Director	August 14, 2008
Thomas Friedberg

INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002