Form 10-Q
period 2008-09-30
STI GROUP INC
filed 2008-11-19
CIK 1399390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from _________   to  __________

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of November 17, 2008
Common Stock, $.001 par value	14,860,000

STI GROUP, INC.

Form 10-Q

EXHIBITS:

EX - 31.1 Certification Pursuant to Section 302
EX - 32.1 Certification Pursuant to Section 906

ITEM 1: FINANCIAL STATEMENTS

STI GROUP, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,	December 31,
	2008	2007
	(unaudited)

Current assets:
Cash	$76,830	$21,644
Accounts receivable, net	8,241	676,315
Note receivable - related party	44,866	150,884
Prepaid expenses and other current assets	970	970

Total current assets	130,907	849,813

Fixed assets, net of accumulated depreciation of $911 and $0, respectively	9,085	-
Deferred financing costs, net	6,025	9,778

Total assets	$146,017	$859,591

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$414,148	$623,856
Due to related parties	-	36,000
Sales tax payable	655	13,994
Accrued expenses	118,118	151,679
Convertible notes payable, net of discount of $301,557 and $489,054, respectively	448,443	260,946
Derivative liabilities	1,229,028	1,294,161

Total current liabilities	2,210,392	2,380,636

Warrant liabilities	147,084	148,191

Total liabilities	2,357,476	2,528,827

Commitments and contingencies

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value; liquidation preference ($10,937,200 at September 30, 2008) of $100 per share plus accrued but unpaid dividends; 100,000 shares authorized 100,000 shares issued and outstanding at September 30, 2008; 90,800 shares issued and outstanding at December 31, 2007	100	91
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 14,860,000 shares issued and outstanding	14,860	14,860
Additional paid-in capital	95,792	73,514
Accumulated deficit	(2,322,211)	(1,757,701)

Total stockholders' deficit	(2,211,459)	(1,669,236)

Total liabilities and stockholders' deficit	$146,017	$859,591

See accompanying notes to consolidated financial statements

STI GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net revenues	$26,587	$743,454	$1,961,311	$1,774,733
Cost of revenues	21,438	530,369	1,631,363	1,297,971

Gross profit	5,149	213,085	329,948	476,762

Selling, general and administrative expenses	187,812	294,724	726,696	917,740

Loss from operations	(182,663)	(81,639)	(396,748)	(440,978)

Other income (expense)
Change in fair value of derivative and warrant liabilities	32,454	3,551	66,240	(11,235)
Interest expense, net	(78,670)	(75,214)	(233,202)	(220,575)
Total other expense, net	(46,216)	(71,663)	(166,962)	(231,810)

Loss before provision for income taxes	(228,879)	(153,302)	(563,710)	(672,788)

Provision for income taxes	-	-	800	800

Net loss	$(228,879)	$(153,302)	$(564,510)	$(673,588)

Net loss per share:
Basic	$(0.02)	$(0.01)	$(0.04)	$(0.05)
Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.05)

Weighted average shares outstanding:
Basic	14,860,000	14,860,000	14,860,000	14,860,000
Diluted	14,860,000	14,860,000	14,860,000	14,860,000

See accompanying notes to consolidated financial statements

STI GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(564,510)	$(673,588)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	6,078	15,261
Depreciation expense	911	-
Change in fair value of derivative and warrant liabilities	(66,240)	11,235
Amortization of discount on convertible notes payable	187,497	187,498
Amortization of deferred financing costs	3,753	3,752
Accrued interest income added to principal	(5,283)	(7,911)
Issuance of preferred stock for services	7,711	29,238
Stock compensation	14,576	36,439
Management fee applied against note receivable - related party	111,301	-
Changes in operating assets and liabilities:
Accounts receivable	661,996	880,694
Prepaid expenses and other current assets	-	(12,277)
Accounts payable and accrued expenses	(256,608)	(409,073)
Due to related parties	(36,000)	(14,000)

Net cash provided by operating activities	65,182	47,268

Cash flows from investing activities:
Purchase of fixed assets	(9,996)	-
Repayment of note receivable - related party	-	113,000
Issuance of note receivable - related party	-	(205,000)
Net cash used in investing activities	(9,996)	(92,000)

Net increase (decrease) in cash	55,186	(44,732)

Cash, beginning of period	21,644	286,557

Cash, end of period	$76,830	$241,825

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$800	$800
Cash paid for interest	$4,764	$2,693

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

On December 15, 2006, FSG acquired Solana Technologies, Inc. (“STI”). In the acquisition, FSG issued 60,000 shares of its Series A Preferred Stock to the shareholders of STI in exchange for all of STI’s common stock. In connection with a concurrent December 2006 secured convertible note financing, the Company agreed to exchange the principal amount of outstanding secured convertible notes issued by the Company to the investors in a prior financing and other securities of the Company for 20,000 shares of its Series A Preferred Stock and in consideration of the investors agreeing to waive all claims, defaults interest, penalties, fees, charges or other obligations accrued or owed by the Company to the investors in connection with the prior financing. As a result of the foregoing transactions, FSG experienced a change in voting control, senior management and its Board of Directors. Accordingly, the acquisition was accounted for as a reverse merger accompanied by a recapitalization in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Accounting for Business Combinations. Accordingly, STI was deemed to be the accounting acquirer and surviving company for accounting purposes. The accompanying consolidated financial statements are the historical financial statements of STI and reflect the results of operations of STI from September 18, 2006, the date of inception of STI, through September 30, 2008.

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

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. At September 30, 2008, the Company has an accumulated deficit of $2,322,211 and the Company’s current liabilities exceeded its current assets by $2,079,485. In addition, at September 30, 2008, the Company was in default on its convertible notes payable (see Note 5). Although no note holder has sent the Company a notice of acceleration of amounts owed under the secured convertible notes, there can be no assurance that the note holders will not take such action in the future.  In the event of any acceleration of these obligations, or if the Company is unable to raise enough money to cover the amounts payable, it may be forced to restructure, file for bankruptcy, sell assets or cease operations.

In June and July 2008, the senior management and several employees of STI resigned. STI has not been able to replace the management and staff losses and has experienced the loss of substantially all of its revenue in since July 2008. As a result of STI’s reduced level of operations, the Company expects that their revenue in the fourth quarter of 2008 will be dependent on their ability to stabilize the operations of STI, to supplement STI’s management and staff and to maintain its customer relationships. However, to date, their efforts have not been successful and there can be no assurance that their efforts ultimately will be successful.

As a result of the recent loss of senior management and key employees and substantially all of the revenue of STI, the Company does not have sufficient capital to continue its operations beyond the end of 2008. The Company will require additional capital prior to year-end to continue its current business at STI or to expand its operations beyond those of STI.

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

Customer Concentrations

As of September 30, 2008, two customers comprised 92% of the Company’s accounts receivable and these two customers accounted for 10% of the net revenues for the nine months ended September 30, 2008. Two customers accounted for 37% of the net revenues for the nine months ended September 30, 2008.

As of December 31, 2007, three customers comprised 46% of the Company’s accounts receivable. Two customers accounted for 70% of the net revenues for the nine months ended September 30, 2007.

A significant portion of the Company's business is located in southern California and is subject to economic conditions and regulations in this geographic area.

Accounts Receivable

Accounts receivable consist of amounts billed to customers upon performance of services or delivery of goods and expenses incurred by the Company but not yet billed to customers for consulting services. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers' current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified. The allowance for doubtful accounts totaled $15,942 and $9,864 as of September 30, 2008 and December 31, 2007, respectively.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with obtaining debt financing and are capitalized and amortized over the term of the related debt instrument using the straight-line method, which approximates the effective interest method (see Note 4).

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the Callable Secured Convertible Term Notes (the “Notes”) entered into on December 15, 2006 (see Note 5). These embedded derivatives include certain conversion features, variable interest features, and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, as a result of entering into the Notes, the Company is required to classify all non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. As of September 30, 2008, there were no non-employee options and warrants other than those issued in connection with the Notes. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. The embedded derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions for 2008 and 2007, respectively: dividend yield of 0% and 0%; annual volatility of 205% and 205%; and risk free interest rates ranging from 1.78% to 2.98% and 5.0% as well as probability analysis related to trading volume restrictions and other factors.

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

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the losses of the entity. Such amounts include shares potentially issuable pursuant to the Notes and the attached warrants and the convertible preferred stock (see Notes 5 and 7). For the periods ended September 30, 2008 and 2007, basic and diluted loss per share are the same as the potentially dilutive shares were excluded from diluted loss per share as their effect would be anti-dilutive for the periods then ended. Had such shares been included in diluted EPS, they would have resulted in weighted-average common shares of 654,261,818 and 577,686,315 for the nine months ended September 30, 2008 and 2007, respectively.

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

Stock-Based Compensation

At September 30, 2008, the Company has one stock-based compensation plan.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the nine months ended September 30, 2008 included compensation expense for the share-based payment awards granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense for the nine months ended September 30, 2008 and 2007 totaled $14,576 and $36,439, respectively.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the nine months ended September 30, 2008.

Description of Plan
The Company’s 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Board of Directors and approved by the Company’s stockholders in May 2007. The Company has initially reserved 6,000,000 shares of common stock for issuance under the 2007 Plan. Awards under the 2007 Plan may be made in the form of (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) performance shares; or (vi) any combination of the foregoing. No incentive stock options may be granted more than ten years after May 7, 2007. As of September 30, 2008, the Company has approximately 6,000,000 shares available for future issuances.

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

A summary of option activity as of September 30, 2008 and changes during the nine month period then ended, is presented as below:

There were no options granted during the nine months ended September 30, 2008. The Company granted 2,972,000 options during the nine months ended September 30, 2007.  Upon the exercise of options, the Company issues new shares from its authorized shares.

As of September 30, 2008, there was no unrecognized compensation cost related to employee stock option compensation arrangements. The total fair value of shares vested during the nine months ended September 30, 2008 and 2007 was $14,576 and $36,439, respectively, which was recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) EITF Issue No. 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in FSP 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company entered into a Registration Rights Agreement on December 15, 2006 (see Note 5). All of the Company’s obligations under the Registration Rights Agreement, as amended, have been met and the Company has determined that no accrual is necessary as of September 30, 2008 as it is not considered probable that the Company will make any payments under the applicable provisions of the Registration Rights Agreement.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues. FSP No. 157-3 is effective immediately, and applies to the Company’s September 30, 2008 financial statements. The Company has concluded that the application of FSP No. 157-3 did not have a material impact on its consolidated financial position and results of operations as of and for the periods ended September 30, 2008.

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

NOTE 3. NOTE RECEIVABLE - RELATED PARTY

The Company has a revolving note receivable from Strands Management Company, LLC (“Strands”), formerly known as Monarch Bay Management Company, LLC. David Walters, the Company’s chief executive officer and chairman of the board, is a 50% owner of Strands. The note receivable is intended to provide working capital to Strands, as needed, in amounts up to $500,000. The note bears interest at the greater of 8% or $150 per annum and matures on December 31, 2008. In the event of default, the interest rate may increase by 3% at the option of the Company. The balance of the note receivable as of September 30, 2008 was $44,017, plus accrued interest receivable of $849. Interest income on the note receivable was $5,283 and $7,911 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 4. DEFERRED FINANCING COSTS

Deferred financing costs as of September 30, 2008 and December 31, 2007 are as follows:

Amortization of deferred financing costs was $3,753 and $3,752 for the nine months ended September 30, 2008 and 2007, respectively, and is included in interest expense, net in the accompanying consolidated statements of operations.

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

•
The SPA includes a penalty provision based on any failure to meet registration requirements for shares issuable under the conversion of the note or exercise of the warrants, which represents an embedded derivative, but such derivative has not been included in this analysis at September 30, 2008 because this derivative has a nominal value and the Company’s assessment of the likelihood of not meeting the registration requirements is remote; and

•
The SPA contains certain events of default including not having adequate shares registered to effectuate allowable conversions; in that event, the Company is required to pay a conversion default payment at 15% interest, which is identified as an embedded derivative but has a nominal value and has not been included in this analysis.

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

As of September 30, 2008, the carrying amount of the Notes was $448,443, net of the unamortized debt discount of $301,557. Interest expense on the Notes totaled $232,423 for the nine months ended September 30, 2008, which consisted of the amortization of the debt discount of $187,497, amortization of debt issuance costs of $3,753 and interest accrued at the face rate of $33,781 plus $7,392 of default interest as the Company failed to make the quarterly interest payments (see below). Interest expense on the Notes totaled $224,908 for the nine months ended September 30, 2007, which consisted of the amortization of the debt discount of $187,498, amortization of debt issuance costs of $3,752 and interest accrued at the face rate of $33,658.

The Company is not in compliance with the obligation to pay interest when due on the Notes. The Notes provide for a default interest rate of 15% per annum on the outstanding due but unpaid interest amounts. As of September 30, 2008, the Company has accrued $11,330 in default interest under the Notes. The failure to comply with the obligations relating to these Notes exposes the Company to demands for immediate repayment (at a premium to outstanding principal) as well as default interest and liquidated damages claims by the Note holders. As the Company is in default of its obligations under its convertible notes payable as of September 30, 2008 and December 31, 2007, all principal and accrued interest, and related derivative liabilities related to the convertible notes payable have been classified as current liabilities in the accompanying consolidated balance sheets at September 30, 2008 and December 31, 2007.

The changes in the fair value of the derivative and warrant liabilities for the nine months ended September 30, 2008 and 2007 have been reflected on the consolidated statements of operations.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company conducts its operations in a facility leased under the terms of a non-cancelable operating lease at a monthly rent of $3,800 through December 31, 2008. Rent expense for the leased facility was $26,600 and $34,200 for the nine months ended September 30, 2008 and 2007, respectively. In October 2008, the Company entered into a settlement and release agreement with the lessor whereby the Company is obligated to make payments totaling $2,500 in exchange for a a release of all obligations due under the lease.

Consulting Agreements

The Company has entered into a variety of consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for expense reimbursement and various payments upon performance of services.

Legal Services Agreement

On October 1, 2006, the Company entered into an agreement for legal services to be performed through December 31, 2007. The term will automatically be extended for successive three-month periods unless either party gives written notice within 90 days of the expiration of the term or extended term. The agreement requires monthly payments of $3,000. In addition, the attorney will earn a fee equal to the greater $15,000 or 0.5% of the amount of any completed financing or re-financing transaction and 1.0% of the acquisition price of any completed merger or acquisition. During the nine months ended September 30, 2008 and 2007, the Company incurred $27,000 in connection with the agreement which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. This agreement was terminated effective November 1, 2008.

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

Legal Proceedings

In September 2008, STI filed suit against its former senior management and their new employer in the case Solana Technologies, Inc. v. Ipkeys Technologies, LLC, et al. (Superior Court of California, County of San Diego). In the case, STI alleged misappropriation of trade secrets, unfair competition, breach of loyalty and other claims. In November 2008, the defendants filed a counter-complaint against STI, the Company, our Chairman and Chief Executive Officer and another individual alleging intentional and negligent misrepresentation and breach of contract. No amounts have been accrued as of September 30, 2008.

In November 2008, a vendor of STI filed a request for entry of default judgment in the case TriGeo Network Security, Inc. v. Solana Technologies, Inc. (Superior Court of California, County of San Diego). The plaintiff in the case alleged breach of contract and sought payment of $35,613, plus interest and attorneys’ fees. STI does not have adequate funding to engage counsel and assert a defense in the matter or to pay the amount of any judgment obtained in the case. The Company has accrued $35,613 in accounts payable as of September 30, 2008.

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

On May 1, 2008, the Company issued 5,000 shares of its Series A Preferred Stock as a non-refundable retainer for the services provided by Strands under the Support Services Agreement (see Note 8). These shares were valued at $4,191 and are included in selling, general and administrative expenses for the nine months ended September 30, 2008.

On May 1, 2008, the Company issued 4,200 shares of its Series A Preferred Stock as a non-refundable retainer for the services provided by MBA under the Placement Agency and Advisory Services Agreement (see Note 8). These shares were valued at $3,520 and are included in selling, general and administrative expenses for the nine months ended September 30, 2008.

Common Stock

The Company is authorized to issue up to 1,000,000,000 shares of its $0.001 par value common stock. Holders of common stock are entitled to one vote per share and may participate ratably in dividends when and if declared by the board of directors.

Warrants

See Note 5.

NOTE 8. RELATED PARTY TRANSACTIONS

On October 1, 2006, the Company entered into an agreement with Monarch Bay Capital Group (“MBCG”) for corporate development and chief financial officer services at the rate of $20,000 per month plus reimbursement of certain out-of-pocket expenses. The initial term of the agreement expires on December 31, 2008 and continues thereafter on a month-to-month basis unless terminated by either party. On May 1, 2007, this agreement was terminated by mutual consent. The Company incurred $80,000 under the terms of the agreement for the nine months ended September 30, 2007 which is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations. No amounts were outstanding as of December 31, 2007.

On February 1, 2007, the Company entered into an agreement with Strands for corporate development strategy and execution services and for chief financial officer services. Under the agreement with Strands, the Company will pay to Strands a fee of 5% of the Company’s total revenue from any product development relationship, licensing relationship, distribution relationship or any other similar transaction or relationship involving the Company and a partner or customer introduced by Strands. The fee will be due and payable in cash when the associated revenue from the transaction is collected by the Company. The initial term of the agreement expires on December 31, 2008 and continues thereafter on a month-to-month basis unless terminated by either party. On May 1, 2007, this agreement was terminated by mutual consent. No amounts were incurred or paid under this agreement during the nine month periods in 2007 or 2008.

On May 1, 2007, the Company entered into a Support Services Agreement with Strands. Under the Support Services Agreement, Strands will provide the Company with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties. As a retainer for the services provided by Strands under the Support Services Agreement, the Company issued to Strands 5,000 shares of its Series A Preferred Stock. The Company will also pay to Strands monthly cash fees of $22,000 for the services. In addition, Strands will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to the Company by Strands and (b) 20% of the savings to the Company from any creditor debt reduction resolved by Strands on behalf of the Company. The initial term of the Support Services Agreement expired May 1, 2008. This agreement was renewed on May 1, 2008. As a retainer for the services provided by Strands under the renewed Support Services Agreement, the Company issued to Strands 5,000 shares of its Series A Preferred Stock (see Note 7). The Company will pay to Strands monthly cash fees of $23,100 for the services. In addition, Strands will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to the Company by Strands and (b) 20% of the savings to the Company from any creditor debt reduction resolved by Strands on behalf of the Company. The renewed Support Services Agreement expires May 1, 2009. The Company incurred $203,500 and $110,000 under the terms of the agreement for the nine months ended September 30, 2008 and 2007, respectively, which is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The March through July 2008 fees of $111,301 were not paid to Strands, rather the fee was applied to outstanding interest and principal due on the revolving note receivable from Strands (see Note 3). No amounts were outstanding under this agreement as of September 30, 2008.

On May 1, 2007, the Company entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates (“MBA”). MBA is a FINRA member firm. David Walters, the Company’s chief executive officer and chairman of the board, is a 50% owner of MBA. Under the agreement, MBA will act as the Company’s placement agent on an exclusive basis with respect to private placements of the Company’s capital stock and as the Company’s exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions. As a retainer for the services provided by MBA under the Placement Agency and Advisory Services Agreement, the Company issued to MBA 5,000 shares of its Series A Preferred Stock. In addition, MBA will receive fees equal to (a) 9% of the gross proceeds raised by the Company in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by the Company in connection with the private placement) and (b) a success fee equal to 3% of the total consideration paid or received by the Company or stockholders in an acquisition, merger, joint venture or similar transaction. The initial term of the Placement Agency and Advisory Services Agreement expired May 1, 2008. On May 1, 2008, the Company renewed the Placement Agency and Advisory Services Agreement with MBA. As a retainer for the services provided by MBA under the renewed Placement Agency and Advisory Services Agreement, the Company issued to MBA 4,200 shares of its Series A Preferred Stock (see Note 7). In addition, MBA will receive fees equal to (a) 9% of the gross proceeds raised by the Company in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by the Company in connection with the private placement) and (b) a success fee equal to 3% of the total consideration paid or received by the Company or stockholders in an acquisition, merger, joint venture or similar transaction. The renewed Placement Agency and Advisory Services Agreement expires May 1, 2009. On August 20, 2008, the Company entered into Amendment No. 1 of the Placement Agency and Advisory Services Agreement to include strategic acquisition of operating companies and related transactions. As a retainer for the services provided by MBA under the amended Placement Agency and Advisory Services Agreement, the Company will pay MBA a monthly retainer of $5,000 in cash. The Company incurred $10,000 and $0 under the terms of the agreement during the nine months ended September 30, 2008 and 2007, respectively, which is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations. No amounts were outstanding as of September 30, 2008.

In March, June, and September 2008, the Company entered into a quarterly engagement agreement with Strands to perform valuation services on the embedded derivative features within the convertible notes. The Company incurred $10,500 for services performed under this agreement during the nine months ended September 30, 2008. Amounts outstanding under these agreements totaled $3,500 and $3,500 as of September 30, 2008 and December 31, 2007, respectively.

On December 28, 2007, the Company borrowed $29,000 from Service Advantage International, Inc. (“SAI”) for working capital purposes. Keith Moore is a 50% owner of Strands and MBA. Keith Moore beneficially owns 49.5% of SAI. The Company incurred interest at the rate of 14.25% per annum. As of December 31, 2007, accrued interest payable on the loan was $34 and is included in accrued expenses in the accompanying consolidated balance sheet. Interest expense on this loan was $604 for the nine months ended September 30, 2008. The outstanding balance and accrued interest was repaid in full on February 28, 2008.

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

NOTE 10. SUBSEQUENT EVENTS

In October 2008, STI entered into a settlement and release agreement with a lessor whereby STI is obligated to make payments totaling $2,500 in exchange for a release of all obligations due under the lease.

In November 2008, a vendor of STI filed a request for entry of default judgment in the case TriGeo Network Security, Inc. v. Solana Technologies, Inc. (Superior Court of California, County of San Diego). The plaintiff in the case alleged breach of contract and sought payment of $35,613, plus interest and attorneys’ fees. STI does not have adequate funding to engage counsel and assert a defense in the matter or to pay the amount of any judgment obtained in the case. The Company has accrued $35,613 in accounts payable as of September 30, 2008.

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

On December 15, 2006, we acquired Solana Technologies, Inc. (“STI”). In the acquisition, we issued 60,000 shares of our Series A Preferred Stock to the shareholders of STI in exchange for all of STI’s common stock and experienced a change in voting control, senior management and the Board of Directors. As a result, the acquisition was accounted for as a reverse merger accompanied by a recapitalization in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Accounting for Business Combinations. STI was deemed to be the accounting acquirer and surviving company for accounting purposes. The accompanying consolidated financial statements are the historical financial statements of STI and reflect the results of operations of STI from September 18, 2006, the date of inception of STI through September 30, 2008.

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

In June and July 2008, the senior management and several employees of STI resigned. STI has not been able to replace the management and staff losses and has experienced the loss of substantially all of its revenue in since July 2008. As a result of STI’s reduced level of operations, we expect that our revenue in the fourth quarter of 2008 will be dependent on our ability to stabilize the operations of STI, to supplement STI’s management and staff and to maintain its customer relationships. However, to date, our efforts have not been successful and there can be no assurance that our efforts ultimately will be successful.

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. At September 30, 2008, the Company has an accumulated deficit of $2,322,211 and the Company’s current liabilities exceeded its current assets by $2,079,485. In addition, at September 30, 2008, the Company was in default on its convertible notes payable. Although no note holder has sent the Company a notice of acceleration of amounts owed under the secured convertible notes, there can be no assurance that the note holders will not take such action in the future.  In the event of any acceleration of these obligations, or if the Company is unable to raise enough money to cover the amounts payable, it may be forced to restructure, file for bankruptcy, sell assets or cease operations.

As a result of the recent loss of senior management and key employees and substantially all of the revenue of STI, the Company does not have sufficient capital to continue its operations beyond the end of 2008. We will require additional capital prior to year-end to continue our current business at STI or to expand our operations beyond those of STI.

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

The secured convertible notes are convertible into our Common Stock, at the selling stockholders' option, at the lower of (i) $0.025 or (ii) 55% of the average of the three lowest intraday trading prices for the Common Stock on a principal market for the 20 trading days before but not including the conversion date. Accordingly, there is in fact no limit on the number of shares into which the notes may be converted. The applicable conversion price for the secured convertible notes is $0.01375 as of September 30, 2008. Based on this conversion price, the $750,000 secured convertible notes, excluding interest, were convertible into 54,545,455 shares of our Common Stock. AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of Common Stock.

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

We are currently not in compliance with our obligation to pay interest when due on our secured convertible notes. As of September 30, 2008, we had failed to pay $80,753 in interest on the notes plus $11,330 in default interest. Our failure to comply with our obligations relating to these securities exposes us to demands for immediate repayment (at a premium to outstanding principal) as well as default interest and liquidated damages claims by the security holders.

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

Accounts Receivable

Accounts receivable consist of amounts billed to customers upon performance of services or delivery of goods and expenses incurred by the Company but not yet billed to customers for consulting services. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers' current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified. The allowance for doubtful accounts totaled $15,942 and $9,864 as of September 30, 2008 and December 31, 2007, respectively.

Valuation of Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the Callable Secured Convertible Term Notes (the “Notes”) entered into on December 15, 2006. These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. As of September 30, 2008, there were no non-employee options and warrants other than those issued in connection with the Notes. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. The embedded derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions for 2008 and 2007, respectively: dividend yield of 0% and 0%; annual volatility of 205% and 205%; and risk free interest rates ranging from 1.78% to 2.98% and 5.0% as well as probability analysis related to trading volume restrictions and other factors.

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

Stock-Based Compensation

At September 30, 2008, the Company has one stock-based compensation plan.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the nine months ended September 30, 2008 included compensation expense for the share-based payment awards granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine months ended September 30, 2008 of 0% was based on estimated future employee forfeitures. Stock-based compensation expense for the nine months ended September 30, 2008 and 2007 totaled $14,576 and $36,439, respectively.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the nine months ended September 30, 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Net Revenues

Net revenues totaled $26,587 for the three months ended September 30, 2008 compared to $743,454 for the comparable period in the prior year. The $716,867 or 96% decrease can be attributed to the resignation of the senior management and several employees of STI in June and July 2008. STI has not been able to replace the management and staff losses and has experienced the loss of substantially all of its revenue in since July. As a result of STI’s reduced level of operations, we expect that our revenue in the fourth quarter of 2008 will be dependent on our ability to stabilize the operations of STI, to supplement STI’s management and staff and to maintain its customer relationships. However, to date, our efforts have not been successful and there can be no assurance that our efforts ultimately will be successful.

Cost of Revenues and Gross Profit

Cost of revenues totaled $21,438 for the three months ended September 30, 2008 compared to $530,369 in the same period in the prior year. The decrease in cost of revenues can be primarily attributed to the resignation of the senior management and several employees of STI in June and July 2008. Cost of revenues were 81% of net revenues in the current period versus 71% in the same period in the prior year. Gross profit margins were 19% of net revenues in the current period compared to 29% in the same period in the prior year. The deterioration of margin compared to the margins realized during the 2007 period can be attributed to the competitive market place which has put additional pressure on the pricing of the Company’s products and services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) totaled $187,812 for the three months ended September 30, 2008 compared to $294,724 for the same period in the prior year. Included within SG&A is management fees to a related party, consulting fees, legal fees, audit fees, and other expenses incurred in the normal course of operations. The decrease from the comparable period in the prior year can be attributed to the resignation of the senior management team and several employees of STI in June and July 2008. We expect our selling, general and administrative expenses to continue to decrease in the fourth quarter of 2008, as the Company reduces its cost structure in response to its reduced level of operations.

Change in fair value of derivative and warrant liabilities

The decrease in the fair value of the derivative and warrant liabilities for the three months ended September 30, 2008 totaled $32,454 due to the valuation performed at the end of the period. During the same period in the prior year, the fair value of the derivative and warrant liabilities decreased by $3,551.

Interest Expense, net

Interest expense, net totaled $78,670 for the three months ended September 30, 2008, which consisted of the amortization of the debt discount of $62,499, amortization of debt issuance costs of $1,251 and interest accrued at the face rate of $11,342 plus $2,888 of default interest as the Company failed to make the quarterly interest payments (see below). These amounts were partially offset by $849 of interest income from a note receivable from a related party. Interest expense, net totaled $75,214 for the three months ended September 30, 2007, which consisted of the amortization of the debt discount of $62,499, amortization of debt issuance costs of $1,251 and interest accrued at the face rate of $11,342. These amounts were partially offset by $2,823 of interest income from a note receivable from a related party.

Net Loss

As a result of the above, net loss was $228,879 and $153,302 for the three months ended September 30, 2008 and 2007, respectively. The net losses are mainly a result of selling, general and administrative expenses exceeding gross profit as well as the interest expense incurred on the convertible notes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Net Revenues

Net revenues totaled $1,961,311 for the nine months ended September 30, 2008 compared to $1,774,733 for the comparable period in the prior year. The $186,578 or 11% increase can be attributed to a $75,358 increase in hardware and software sales as well as a $266,649 increase in maintenance and support services, partially offset by a $172,773 decrease in project management. Hardware and software sales accounted for 48% of total revenues in the current period versus 49% in the same period in the prior year. Project management accounted for 17% of revenues during the nine months ended September 30, 2008 compared to 28% in the same period in the prior year. Maintenance and support services accounted for 35% of revenues in the current period versus only 23% in the same period in the prior year. Although the Company experienced growth in first nine months of 2008 versus 2007, the Company experienced the loss of substantially all of its revenue in the third quarter of 2008 and expects this loss of revenue to continue at least through the fourth quarter of 2008. In June and July 2008, the senior management and several employees of STI resigned. STI has not been able to replace the management and staff losses. As a result of STI’s reduced level of operations, we expect that our revenue in the fourth quarter of 2008 will be dependent on our ability to stabilize the operations of STI, to supplement STI’s management and staff and to maintain its customer relationships. However, to date, our efforts have not been successful and there can be no assurance that our efforts ultimately will be successful.

Cost of Revenues and Gross Profit

Cost of revenues totaled $1,631,363 for the nine months ended September 30, 2008 compared to $1,297,971 in the same period in the prior year. Cost of revenues were 83% of net revenues in the current period versus 73% in the same period in the prior year. Gross profit margins were 17% of net revenues in the current period compared to 27% in the same period in the prior year. The deterioration of margin compared to the margins realized during the 2007 period can be attributed to the competitive market place which has put additional pressure on the pricing of the Company’s products and services. Additionally, utilization rates of our professional staff were lower than previous periods which had an adverse impact on our professional services margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) totaled $726,696 for the nine months ended September 30, 2008 compared to $917,740 for the same period in the prior year. Included within SG&A is management fees to a related party, consulting fees, legal fees, audit fees, and other expenses incurred in the normal course of operations. The decrease from the comparable period in the prior year can be attributed to the resignation of the senior management team and several employees of STI in June and July 2008. We expect our selling, general and administrative expenses to continue to decrease in the fourth quarter of 2008, as the Company reduces its cost structure in response to its reduced level of operations.

Change in fair value of derivative and warrant liabilities

The decrease in the fair value of the derivative and warrant liabilities for the nine months ended September 30, 2008 totaled $66,240 due to the valuation performed at the end of the period. During the same period in the prior year, the fair value of the derivative and warrant liabilities increased by $11,235.

Interest Expense, net

Interest expense, net totaled $233,202 for the nine months ended September 30, 2008, which consisted of the amortization of the debt discount of $187,497, amortization of debt issuance costs of $3,753 and interest accrued at the face rate of $33,781 plus $7,392 of default interest as the Company failed to make the quarterly interest payments (see below). These amounts were partially offset by $5,283 of interest income from a note receivable from a related party. Interest expense, net totaled $220,575 for the nine months ended September 30, 2007, which consisted of the amortization of the debt discount of $187,497, amortization of debt issuance costs of $3,753 and interest accrued at the face rate of $33,658. These amounts were partially offset by $7,911 of interest income from a note receivable from a related party.

Net Loss

As a result of the above, net loss was $564,510 and $673,588 for the nine months ended September 30, 2008 and 2007, respectively. The net losses are mainly a result of selling, general and administrative expenses exceeding gross profit as well as the interest expense incurred on the convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since our inception and have limited financial resources until such time that we are able to generate positive cash flow from operations. We had cash of $76,830 as of September 30, 2008.

Net cash provided by operations totaled $65,182 for the nine months ended September 30, 2008. This was primarily due to a net loss of $564,510, offset by the non-cash expenses of amortization of debt discount of $187,497, amortization of deferred financing costs of $3,753, management fee applied against note receivable - related party of $111,301, and stock compensation charges. An additional contributing factor was a decrease in accounts receivable.

Net cash provided by operations totaled $47,268 for the nine months ended September 30, 2007. This was primarily due to a net loss of $673,588, offset by the non-cash expenses of amortization of debt discount of $187,498, amortization of deferred financing costs $3,752 and a $880,694 decrease in accounts receivable.

Net cash used in investing activities totaled $9,996 for the nine months ended September 30, 2008 and related to purchase of fixed assets. Net cash used in investing activities totaled $92,000 for the nine months ended September 30, 2007 and related to the issuance of a note receivable to a related party. The Company identified the opportunity to invest in the note which bears interest at the greater of 8% or $150 per annum and matures on December 31, 2008. In the event of default, the interest rate may increase by 3% at the option of the Company. We believe that the terms of the note receivable are as or more favorable to us than equivalent investments.

We have historically lost money. As of September 30, 2008, we had an accumulated deficit of $2,322,211 and have incurred losses since inception. Our operating cash losses (net loss adjusted for non-cash expenses) for the nine months ended September 30, 2008 were approximately $374,000 or an average of $41,500 per month.

To achieve cash-flow breakeven or profitability we will need to generate significant additional revenues to offset our cost of revenues and our selling, general and administrative expenses. Our ability to achieve cash-flow breakeven or profitability has been adversely affected by the recent staff losses at STI. In June and July 2008, the senior management and several employees of STI resigned. STI has not been able to replace the management and staff losses and has experienced the loss of a substantially all of its revenue since July 2008. As a result of STI’s reduced level of operations, we expect that our revenue in the fourth quarter of 2008 will be dependent on our ability to stabilize the operations of STI, to supplement STI’s management and staff and to maintain its customer relationships. However, to date, our efforts have not been successful and there can be no assurance that our efforts ultimately will be successful. As a result of the recent loss of senior management and key employees at STI, we are in the process of reevaluating our growth strategy in respect of both our existing operations and the potential for new lines of business.

We depend on relationships with entities controlled by David Walters for outsourced financial management, administrative, investment banking and other services. Accordingly, the success of the Company heavily depends upon our relationships with, and the performance of, these entities. Any failure of the Company to pay for such outsourced services could have a material adverse effect on our business and operations and cause us to expend significant resources in finding replacement providers. The Company does not have sufficient liquidity to pay for such services beyond the end of 2008..

As of September 30, 2008, we had incurred approximately $750,000 in debt obligations. We are not in compliance with our obligation to pay interest when due on our secured convertible notes. As of September 30, 2008, we had failed to pay $80,753 in interest on the notes plus $11,330 in default interest. Our failure to comply with our obligations relating to these securities exposes us to demands for immediate repayment (at a premium to outstanding principal) as well as default interest by the security holders.

We do not currently have enough capital to pay current interest on or to repay any of our debt obligations. In addition, we require additional capital to continue our business operations beyond the end of 2008. We plan to explore alternatives to restructure or otherwise satisfy our obligations to our note holders and to obtain additional financing from existing investors as well as new third parties. However, there can be no assurance that capital from any sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable.

If we are unsuccessful in obtaining additional capital upon terms that management deems sufficiently favorable, or at all, we may be forced to default on our debt obligations and to curtail or abandon our business plan, file for bankruptcy, sell assets or cease operations. A default could result in the liquidation of all or a portion of our assets, most likely at less than their market value. If we are forced to take any of these steps, any investment in our Common Stock may be worthless.

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

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting,

Our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of period covered by this report in timely alerting them to material information relating to STI Group, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In September 2008, STI filed suit against its former senior management and their new employer in the case Solana Technologies, Inc. v. Ipkeys Technologies, LLC, et al. (Superior Court of California, County of San Diego). In the case, STI alleged misappropriation of trade secrets, unfair competition, breach of loyalty and other claims. In November 2008, the defendants filed a counter-complaint against STI, the Company, our Chairman and Chief Executive Officer and another individual alleging intentional and negligent misrepresentation and breach of contract. No amounts have been accrued as of September 30, 2008.

In November 2008, a vendor of STI filed a request for entry of default judgment in the case TriGeo Network Security, Inc. v. Solana Technologies, Inc. (Superior Court of California, County of San Diego). The plaintiff in the case alleged breach of contract and sought payment of $35,613, plus interest and attorneys’ fees. STI does not have adequate funding to engage counsel and assert a defense in the matter or to pay the amount of any judgment obtained in the case. The Company has accrued $35,613 in accounts payable as of September 30, 2008.

ITEM 2: RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

We are not in compliance with the obligation to pay interest when due on our secured convertible notes. As of September 30, 2008, we had failed to pay $80,753 in interest on the notes plus $11,330 in default interest. Our failure to comply with our obligations relating to these securities exposes us to demands for immediate repayment (at a premium to outstanding principal) as well as default interest by the security holders. We do not currently have the cash on hand to repay this amount if the holders elect to exercise their repayment or other remedies, or to pay interest on our secured convertible notes. If we are unable to raise enough money to cover this amount payable under the notes we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

See the attached Index to Exhibits.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STI GROUP, INC.

Date: November 19, 2008	By: /s/ David Walters David Walters Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Walters	Chief Executive Officer (Principal Financial and Accouting Officer)	November 19, 2008
David Walters

INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002